Form 10-Q
period 2002-03-31
WHEELING ISLAND GAMING INC
filed 2002-06-05
CIK 1166041

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 ---------------
                                    FORM 10-Q
                                 ---------------

(Mark One)

X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-     Exchange Act of 1934

FOR THE PERIOD ENDED March 31, 2002

                                       OR

_ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NUMBER:

                         WHEELING ISLAND GAMING, INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                                      16-1333214
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                              1 SOUTH STONE STREET
                             WHEELING, WEST VIRGINIA
                    (Address of principal executive offices)
                                      26003
                                   (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (304) 232-5050

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

            Yes  X                                    No
                 -                                       -

                          WHEELING ISLAND GAMING, INC.
                                      INDEX

                                                                            PAGE

                          PART I. FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS:

            Balance Sheets as of March 31, 2002 and December 31, 2001         1

            Statement of Operations for the three months ended
                  March 31, 2002 and April 1, 2001                            2

            Statements of Cash Flows for the three months ended
                  March 31, 2002 and April 1, 2001                            3

            Notes to Consolidated Financial Statements                        4

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS               8


                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                                11

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                 11

            SIGNATURE                                                        12

Part I

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS March 31, 2002 and April 1, 2001


WHEELING ISLAND GAMING, INC.

CONSOLIDATED BALANCE SHEETS
($000'S OMITTED, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                             MARCH 31,  DECEMBER 31,
                                                                2002      2001
                                                             ---------  ------------
ASSETS

Current assets:
   Cash and cash equivalents                                   $ 16,987   $  9,903
   Receivables                                                    1,545      1,180
   Prepaid expenses and other assets                                419        440
   Prepaid income taxes                                            --           43
   Deferred income taxes                                             71         71
                                                               --------   --------

     Total current assets                                        19,022     11,637

Property and equipment, net                                      37,667     35,241
Licenses                                                         65,919     65,919
Goodwill                                                         32,221     32,219
Non-compete covenant                                             14,151     14,902
Other intangible assets                                           2,348      2,316
Debt issuance costs & other                                       5,800      5,873
                                                               --------   --------

                                                                177,128    168,107
                                                               ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                               2,714      2,517
   Accrued expenses                                               6,055      2,716
   Income taxes payable                                           1,984       --
                                                               --------   --------

     Total current liabilities                                   10,753      5,233

Long-term debt                                                  125,000    125,000
Deferred income tax                                              25,096     25,227
                                                               --------   --------
     Total liabilities                                          160,849    155,460

Shareholders' equity:
   Common stock, $1 par value, 500 shares authorized, issued
     and outstanding in 2002 and 2001, respectively                   1          1
   Additional paid-in capital                                     5,915      5,915
   Retained earnings                                             10,363      6,731
                                                               --------   --------

     Total shareholders' equity                                  16,279     12,647
                                                               --------   --------

                                                               $177,128   $168,107
                                                               ========   ========

WHEELING ISLAND GAMING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
($000'S OMITTED)
--------------------------------------------------------------------------------

                                                              THREE MONTHS ENDED:
                                                             --------------------
                                                             MARCH 31,   APRIL 1,
                                                                2002      2001
                                                             ---------   --------
Operating revenue:
   Gaming revenue                                              $ 20,138    $ 14,809
   Pari-mutuel revenue                                            2,246       2,397
   Food & beverage revenue                                        1,136       1,126
                                                             -----------  ----------
                                                                 23,520      18,332
                                                             -----------  ----------

Operating expenses:
   Purse expense - gaming                                         4,118       3,362
   Other gaming costs                                             4,151       2,104
                                                             -----------  ----------
     Gaming expenses                                              8,269       5,466
                                                             -----------  ----------

   Purse expense - pari-mutuel                                      482         522
   Pari-mutuel and admissions                                       600         650
   Facilities and maintenance                                       556         582
   Racing and marketing                                             581         571
                                                             -----------  ----------
     Pari-mutuel expenses                                         2,219       2,325
                                                             -----------  ----------


   Food & beverage expenses                                       1,294         896
                                                             -----------  ----------

   Management fees                                                    -       6,495
   General and administrative                                       939       1,019
   Depreciation and amortization                                  1,810         867
                                                             -----------  ----------

                                                                 14,531      17,068
                                                             -----------  ----------

     Income from operations                                       8,989       1,264
Interest expense, net                                            (3,401)       (256)
                                                             -----------  ----------
     Income before income tax                                     5,588       1,008
Income tax expense                                                1,956         380
                                                             -----------  ----------

     Net income                                                $  3,632    $    628
                                                             ===========  ==========

WHEELING ISLAND GAMING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
($000'S OMITTED)
--------------------------------------------------------------------------------


                                                             THREE MONTHS ENDED:
                                                             -------------------
                                                             MARCH 31,  APRIL 1,
                                                               2002      2001
                                                             ---------  --------
Cash flows relating to operating activities:
   Net income                                                $ 3,632    $  628
   Adjustments to reconcile net income to net
      cash provided by operating activities -
     Depreciation and amortization                             1,810       867
     Other                                                        64         -
   Change in assets and liabilities:
     Receivables                                                (365)      155
     Prepaid expenses and other assets                            21         2
     Prepaid income taxes                                         43       380
     Accounts payable                                            197       799
     Accrued expenses                                          3,339       155
     Income taxes payable                                      1,984         -
                                                             --------   ------

   Net cash provided by operating activities                  10,725     2,986
                                                             --------   ------

Cash flows relating to investing activites:
   Payments for capital expenditures                          (3,476)     (662)
                                                             --------   ------
Cash flows relating to financing activities:
   Debt issuance costs and other                                (165)        -
                                                             --------   ------

Net increase in cash                                           7,084     2,324

Cash balances:
   Beginning of period                                         9,903     5,020
                                                             --------   ------

   End of period                                             $16,987    $7,344
                                                             ========   ======

Supplemental disclosure:
   Cash paid during the period for -
     Income taxes                                            $    60    $    -
                                                             ========   ======

     Interest                                                $   220    $  280
                                                             ========   ======

WHEELING ISLAND GAMING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000'S OMITTED)
--------------------------------------------------------------------------------

1.   BUSINESS AND OWNERSHIP

     The Company was formerly equally owned by Sportsystems Corporation (Sportsystems) and WHX Entertainment Corp. (WHX). On December 19, 2001, the Company redeemed all outstanding shares of its common stock held by WHX (Stock Purchase Transaction). Thereafter, the Company became a wholly owned subsidiary of Sportsystems. Sportsystems is a wholly owned subsidiary of Delaware North Companies, Incorporated (DNC).

2.   BASIS OF PRESENTATION

     The consolidated interim financial statements are unaudited, and certain information and footnote disclosure related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Wheeling Island Gaming, Inc. and its subsidiaries (the Company). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes of the Company for the year ended December 31, 2001, as included in the Company's registration statement on Form S-4.

     The fiscal year of the Company begins on January 1 and ends on December 31. Fiscal quarters of the Company end on the Sunday nearest March 31, June 30, and September 30, respectively. The three-month period ended March 31, 2002 consists of 90 days, and the three-month period ended April 1, 2001 consists of 91 days.

3.   NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, the Company adopted the reporting requirements of SFAS No. 141 (SFAS 141), "BUSINESS COMBINATIONS" and SFAS No. 142 (SFAS
     142), "GOODWILL AND OTHER INTANGIBLE ASSETS", and, as required for acquisitions after June 30, 2001, already applied its requirements to the Company's redemption of all of the outstanding shares of its common stock owned by WHX Entertainment Corp. on December 19, 2001. Previous to the transaction the Company had insignificant balances related to goodwill and other intangible assets.

     In June 2001, the FASB issued SFAS No. 143 (SFAS 143), "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS", which will be effective January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability or an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as a part of the carrying amount of the long-lived asset. Implementation of SFAS 143 is not expected to have a material impact on the Company's financial position and results of operations.

     In October 2001, the FASB issued SFAS No. 144 (SFAS 144), "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS". The changes in this Statement improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS 144 did not have a material impact on the Company's financial position and results of operations.

4.   INCOME TAX EXPENSE (BENEFIT)

     The provision for income taxes consists of the following:


                                                                2002        2001
                                                             -----------  ----------
           Current federal tax expense                         $ 2,087      $   380

           Deferred federal tax expense
             (benefit)                                            (131)           -
                                                             -----------  ----------

                                                               $ 1,956      $   380
                                                             ===========  ==========

     The Company is not subject to state income tax.

5.   RELATED PARTY TRANSACTIONS

     Through December 19, 2001, pursuant to service agreements between the Company, Sportsystems and WHX that terminated upon consummation of the Stock Purchase Transaction, Sportsystems and WHX provided various administrative and management services for which they were compensated, primarily in the form of a management incentive fee. The management incentive fee was calculated based upon operating revenues for the preceding year, and was not subject to a stated minimum or maximum amount. Expenses totaling $6,495 pursuant to these agreements are presented as management fees in the three months ended April 1, 2001.

     Effective December 20, 2001, the Company entered into an administrative services agreement with Sportsystems and DNC. Pursuant to this agreement, the Company pays an annual administrative services fee equal to the greater of 1.5% of the preceding year's total operating revenues or $1,200 for certain support services provided to the Company. During the three-month period ended March 31, 2002, the Company recorded an administrative services fee of $313 which is included in general and administrative expenses.

     Through December 19, 2001, Sportsystems provided cash management services whereby the Company invested its excess cash balances and earned interest at Sportsystems' reinvestment rate. Subsequent to December 19, 2001, the Company began investing its excess cash in a segregated account administered by DNC under its centralized cash management program. At March 31, 2002 the Company had $10,156 invested in such program. During the three-month periods ended March 31, 2002 and April 1, 2001, the Company earned interest income of $20 and $11, respectively.

6.   COMMITMENTS

     The Company has begun a significant expansion project (Wheeling Downs expansion) which will be adjacent to, and connected with, the existing gaming facility. The expansion is expected to include a hotel, new gaming areas, a multi-purpose showroom intended for use as an entertainment venue, and conference and dining facilities. The cost of completing the expansion is expected to be approximately $63,000. Construction contracts are currently being negotiated. Completion is anticipated in 2003. The project will be financed with cash from operations and the Company's $40.0 million revolving credit facility, to the extent required.

7.   BUSINESS SEGMENTS

     Reportable operating segments are determined based on the Company's management approach; the way that the chief operating decision-maker organizes the segments for making operating decisions and assessing performance. As management fees and general and administrative expenses are not utilized by the chief operating decision-maker in assessing segment performance, such expenses are excluded.

     The Company operates through three business segments: gaming, pari-mutuel, and food & beverage operations. All operations are conducted from the same facility in Wheeling, West Virginia.

     Revenues and income (loss) for these segments are as follows:


                                       THREE MONTHS ENDED:
                                      ---------------------
                                      MARCH 31,   APRIL 1,
                                         2002      2001
                                      ---------  ----------
Revenues:
   Gaming                             $ 20,138    $ 14,809
   Pari-mutuel                           2,246       2,397
   Food & beverage                       1,136       1,126
                                      --------    --------
                                        23,520      18,332
                                      ========    ========

Income (loss) from operations:
   Gaming                             $ 10,411    $  8,652
   Pari-mutuel                            (293)        (72)
   Food & Beverage                        (190)        198
                                      --------    --------
                                         9,928       8,778
   Management fees                          --      (6,495)
   General and administrative
      expenses                            (939)     (1,019)
                                      --------    --------
                                      $  8,989    $  1,264
                                      ========    ========


     Management fees and general and administrative expenses are considered general corporate expenses.

     Other selected financial information for these segments is as follows:


                                                Three Months Ended
                                                ------------------
                                                March 31,    April 1,
                                                  2002        2001
                                                ---------    --------
Depreciation and amortization:
   Gaming                                       $ 1,458     $   691
   Pari-mutuel                                      320         144
   Food & Beverage                                   32          32
                                                -------     -------
                                                $ 1,810     $   867
                                                =======     =======

Capital expenditures for
property and equipment:
   Gaming                                       $ 2,740     $   643
   Pari-mutuel                                      736          10
   Food & Beverage                                   --           9
                                                -------     -------
                                                $ 3,476     $   662
                                                =======     =======



                                                March 31, December 31,
                                                  2002        2001
                                                --------- ------------
Property and equipment, net:
   Gaming                                       $27,614     $25,769
   Pari-mutuel                                    9,389       8,775
   Food & Beverage                                  664         697
                                                -------     -------
                                                $37,667     $35,241
                                                =======     =======

Part I

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

We own and operate Wheeling Downs Racetrack and Gaming Center, a premier gaming and entertainment complex located in Wheeling, West Virginia. Wheeling Downs features 1,530 slot machines, a greyhound racetrack, pari-mutuel wagering on live greyhound racing and simulcast greyhound, thoroughbred and harness racing and various dining venues.

To accommodate growing demand, we began developing the Wheeling Downs expansion in October 2001. The Wheeling Downs expansion is a gaming and hotel expansion that will be adjacent to and connected with our existing gaming facility. The preparatory phase of the Wheeling Downs expansion, which included relocation of utilities and parking space, was completed in January 2002. Current plans for the Wheeling Downs expansion include:

o        30,000 square feet of gaming area with 550 slot machines;
o        a 150-room hotel;
o one fine dining restaurant, one casual dining restaurant, a food court and bar and lounge areas;
o        a 600-seat multi-purpose showroom; and
o        180 covered parking spaces plus additional outdoor parking spaces.

We expect the cost of designing, developing, constructing and equipping the Wheeling Downs expansion to be approximately $63.0 million, including architect fees. We expect to complete the expansion and open the new area for gaming in the third quarter of 2003. During the quarter ended March 31, 2001, we incurred $2.6 million in capital expenditures relating to the Wheeling Downs expansion.

RESULTS OF OPERATIONS

The following table summarizes business segment revenue as a percentage of total operating revenue for the quarters ended March 31, 2002 and April 1, 2001.


                                          QUARTER ENDED
                                    --------------------------
                                    March 31,        April 1,
                                       2002            2001
                                    ---------        --------
      Revenue by Business Segment

      Gaming Revenue                    85.6%           80.8%
      Pari-Mutuel Revenue                9.6%           13.1%
      Food & Beverage Revenue            4.8%            6.1%
                                    --------        --------

            Total                      100.0%          100.0%
                                    ========        ========


Gaming revenues were $20.1 million for the quarter ended March 31, 2002, an increase of $5.3 million or 36.0%, from $14.8 million for the quarter ended April 1, 2001. The increase was due to an expansion of our gaming operations, which increased the number of slot machines from 1,295 to 1,530. In addition, gaming revenues were impacted by a $1.8 million increase in marketing and promotions expense associated with the expanded use of promotional programs and increased spending on the Preferred Players Club. The Preferred Players Club is a promotional tool used to develop customer loyalty by providing customers with reward incentives for increased levels of play.

Gaming expenses were $8.3 million for the quarter ended March 31, 2002, an increase of $2.8 million or 51.3%, from $5.5 million for the same quarter last year. The increase was due to a $2.1 million increase in other gaming costs and a $0.7 million increase in gaming purse expense. The $2.1 million increase in other gaming costs is due to a $1.8 million increase in marketing and promotions expense associated with increased promotions efforts including increased spending on merchandise and cash giveaways and increased spending on the Preferred Players Club. The increased Preferred Players Club spending resulted from increasing the rewards provided to the players and an increase in the club membership from 60,116 to 121,625. The $0.7 million increase in gaming purse expense is directly attributable to the $11.2 million increase in gross terminal income to $36.1 million for the quarter ended March 31, 2002 from $24.9 million for the same quarter last year. Gaming purse expense as a percentage of gross terminal income decreased from 13.5% to 11.4% as a result of new legislation which became effective on July 1, 2001. Such legislation lowered the percentage of gross terminal income (net of administrative fee) distributed to purses for all gross terminal income amounts (net of administrative fee) above a predetermined level. Without such legislation, gaming purse expense would have increased an additional $0.7 million.

PARI-MUTUEL OPERATIONS

Pari-mutuel revenues for the quarter ended March 31, 2002 were $2.2 million, a decrease of $0.2 million or 6.3%, from $2.4 million for the same quarter last year. The decrease in pari-mutuel revenues is due to a $1.1 million decrease in wagering handle on our live races, from $10.2 million for the quarter ended April 1, 2001 to $9.1 million for the quarter ended March 31, 2002.

Pari-mutuel expenses were $2.2 million for the quarter ended March 31, 2002, a decrease of $0.1 million or 4.6%, from $2.3 million for the quarter ended April 1, 2001. The decrease was due primarily to lower expenses associated with the $1.1 million decrease in wagering handle on our live races.

FOOD AND BEVERAGE OPERATIONS

Food and beverage revenues for the quarter ended March 31, 2002 were unchanged from the quarter ended April 1, 2001.

Food and beverage expenses were $1.3 million for the quarter ended March 31, 2002, an increase of $0.4 million or 44.4%, from $0.9 million for the same quarter last year. Food and beverage expenses as a percentage of food and beverage revenues were 139.1% for the quarter ended March 31, 2002 which is higher than the 79.6% for the same quarter last year. Such increase was due to the expanded use of food and beverage price discounts as a promotional tool and a $0.2 million increase in payroll costs.

OTHER EXPENSES

Management fees expense of $6.5 million was recorded for the quarter ended April 1, 2001, however no such expense was recorded for the quarter ended March 31, 2002. Prior to the consummation of the stock purchase transaction on December 19, 2001, management fees were calculated and paid in accordance with services agreements with the shareholders. Such agreements were terminated upon completion of the stock purchase transaction, thereby discontinuing this expense.

General and administrative, or G&A, expenses were $0.9 million for the quarter ended March 31, 2002, a decrease of $0.1 million or 7.9%, from $1.0 million for the quarter ended April 1, 2001. The decrease in G&A expense was due principally to $0.3 million of non-recurring employment costs incurred last year offset partially by a $0.2 million increase in administrative services fees paid to the shareholders.

Depreciation and amortization expenses were $1.8 million for the quarter ended March 31, 2002, an increase of $0.9 million, from $0.9 million for the quarter ended April 1, 2001. The increase in depreciation and amortization expenses was due to $0.8 million of amortization expense attributable to a $15.0 million non-compete agreement with prior shareholders. The $15.0 million non-compete agreement represents a portion of the total consideration paid for the stock purchased from those shareholders in the stock purchase transaction. The stock purchase transaction was completed on December 19, 2001.

Interest expense was $3.4 million for the quarter ended March 31, 2002, an increase of $3.1 million, from $0.3 million for the quarter ended April 1, 2001. The increase in interest expense is due to $3.3 million of interest expense and amortization of debt issuance costs associated with the $125.0 million of unsecured senior notes which were issued in December 2001. This was offset partially by $0.3 million of interest expense recorded last year relating to a $20.0 million revolving credit facility which was fully repaid from the proceeds of the senior unsecured note offering.

Income tax expense for the quarter ended March 31, 2002 was $2.0 million, an increase of $1.6 million from $0.4 million for the quarter ended April 1, 2001. The increase was directly attributable to the $4.6 million increase in income before income tax to $5.6 million for the quarter ended March 31, 2002 from $1.0 million for the quarter ended April 1, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the company had cash and cash equivalents of $17.0 million as compared to cash and cash equivalents of $9.9 million at December 31, 2001. The company's source of liquidity for the quarter ended March 31, 2002 and for the first quarter of the prior fiscal year consisted of cash provided by operating activities. Cash provided by operating activities for the quarter ended March 31, 2002 was $10.7 million, a $7.7 million increase, from $3.0 million for the same quarter last year. The increase is due primarily to (i) a $3.0 million increase in net income, (ii) a $3.3 million increase in accrued expenses due to the accrued interest expense relating to the $125.0 million of senior unsecured notes and (iii) a $2.0 million increase in income taxes payable, offset partially by a $0.4 million increase in receivables.

Cash flows relating to investing activities for the quarter ended March 31, 2002 were $3.5 million, an increase of $2.8 million, from $0.7 million for the quarter ended April 1, 2001. The increase is due principally to $2.6 million of capital expenditures relating to the Wheeling Downs expansion.

We believe our existing cash balance and future cash provided by operating activities as well as the availability under our $40.0 million revolving credit facility will provide sufficient funding for our future working capital needs and capital expenditures including all capital expenditures relating to the Wheeling Downs expansion.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

To accomodate growing demand, we began developing the Wheeling Downs expansion. The expansion is expected to include a hotel, new gaming areas, a conference facility, dining facilities and a multi-purpose showroom intended for use as an entertainment venue. The cost of completing the expansion is expected to be approximately $63.0 million. Construction contracts are currently being negotiated. Completion is anticipated in the third quarter of 2003. The project will be financed with cash flow from operations and the $40.0 million revolving credit facility, to the extent required.

PART II.  OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

      We are a party to a number of legal proceedings that have arisen in the ordinary course of our business. We believe that the outcome of such proceedings will not have a material adverse effect on our operating results or financial condition. In a prior year, through our own internal security investigation, we discovered isolated instances of violations by a few of our employees of certain applicable regulations, which consisted of telephonic pari-mutuel wagering. We investigated these violations, terminated the employees and reported the violations to the appropriate authorities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits

            NONE

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WHEELING ISLAND GAMING, INC.
                                          (Registrant)



                                          By: /s/ Michael D. Corbin
                                             -----------------------------------
                                             Michael D. Corbin
                                             Vice President Finance (Principal
                                             Financial and Accounting Officer)








Dated: June 5, 2002