Form 10-Q
period 2002-06-30
WHEELING ISLAND GAMING INC
filed 2002-08-08
CIK 1166041

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE PERIOD ENDED June 30, 2002

                                       OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NUMBER:  333-81778

                          WHEELING ISLAND GAMING, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                        16-1333214
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

                  Yes  /X/                      No  / /

                          WHEELING ISLAND GAMING, INC.
                                      INDEX

                                                                            PAGE
                                                                            ----

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:

          Balance Sheets as of June 30, 2002 and December 31, 2001          1

          Statements of Operations for the three months and six months
            ended June 30, 2002 and July 1, 2001                            2

          Statements of Cash Flows for the six months ended
            June 30, 2002 and July 1, 2001                                  3

          Notes to Consolidated Financial Statements                        4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                          7


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                 12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  12

          SIGNATURE                                                        13

Part I

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS
            June 30, 2002 and July 1, 2001

WHEELING ISLAND GAMING, INC.
CONSOLIDATED BALANCE SHEETS
($000'S OMITTED, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                  JUNE 30,   DECEMBER 31,
                                                                    2002         2001
                                                                  --------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                      $  8,580      $  9,903
   Receivables                                                       3,825         1,180
   Prepaid expenses and other assets                                   491           440
   Prepaid income taxes                                                 36            43
   Deferred income taxes                                                71            71
                                                                  --------      --------
     Total current assets                                           13,003        11,637

Property and equipment, net                                         44,013        35,241
Licenses                                                            65,919        65,919
Goodwill                                                            32,221        32,219
Non-compete covenant                                                13,401        14,902
Other intangible assets                                              2,338         2,316
Debt issuance costs & other                                          5,793         5,873
                                                                  --------      --------
                                                                   176,688       168,107
                                                                  ========      ========

LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Accounts payable                                                  3,889         2,517
   Accrued expenses                                                  2,122         2,716
                                                                  --------      --------
     Total current liabilities                                       6,011         5,233

Long-term debt                                                     125,000       125,000
Deferred income tax                                                 24,965        25,227
                                                                  --------      --------
     Total current liabilities                                     155,976       155,460

Shareholder's equity:
   Common stock, $1 par value, 500 shares authorized, issued
      and outstanding in 2002 and 2001, respectively                     1             1
   Additional paid-in capital                                        5,915         5,915
   Retained earnings                                                14,796         6,731
                                                                  --------      --------
     Total shareholder's equity                                     20,712        12,647
                                                                  --------      --------
                                                                  $176,688      $168,107
                                                                  ========      ========

WHEELING ISLAND GAMING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
($000'S OMITTED)
--------------------------------------------------------------------------------

                                        THREE MONTHS ENDED:            SIX MONTHS ENDED:
                                      -----------------------       -----------------------
                                      JUNE 30,        JULY 1,       JUNE 30,        JULY 1,
                                        2002           2001           2002           2001
                                      --------       --------       --------       --------
Operating revenue:
   Gaming revenue                     $ 21,842       $ 16,205       $ 41,980       $ 31,014
   Pari-mutuel revenue                   2,366          2,362          4,612          4,759
   Food & beverage revenue               1,421          1,117          2,557          2,243
                                      --------       --------       --------       --------
                                        25,629         19,684         49,149         38,016
                                      --------       --------       --------       --------
Operating expenses:
   Purse expense - gaming                4,466          3,683          8,584          7,045
   Other gaming costs                    4,404          2,535          8,555          4,639
                                      --------       --------       --------       --------
     Gaming expenses                     8,870          6,218         17,139         11,684
                                      --------       --------       --------       --------

   Purse expense - pari-mutuel             526            520          1,008          1,042
   Pari-mutuel and admissions              595            656          1,195          1,306
   Facilities and maintenance              588            616          1,144          1,198
   Racing and marketing                    574            620          1,155          1,191
                                      --------       --------       --------       --------
     Pari-mutuel expenses                2,283          2,412          4,502          4,737
                                      --------       --------       --------       --------

   Food & beverage expenses              1,570            972          2,864          1,868
                                      --------       --------       --------       --------

   Management fees                        --            6,495           --           12,990
   General and administrative              911            660          1,850          1,679
   Depreciation and amortization         1,847            870          3,657          1,737
                                      --------       --------       --------       --------

                                        15,481         17,627         30,012         34,695
                                      --------       --------       --------       --------

     Income from operations             10,148          2,057         19,137          3,321
Interest expense, net                   (3,367)          (213)        (6,768)          (469)
                                      --------       --------       --------       --------
     Income before income tax            6,781          1,844         12,369          2,852
Income tax expense                       2,348            629          4,304          1,009
                                      --------       --------       --------       --------
     Net income                       $  4,433       $  1,215       $  8,065       $  1,843
                                      ========       ========       ========       ========

WHEELING ISLAND GAMING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
($000'S OMITTED)
--------------------------------------------------------------------------------

                                                                     SIX MONTHS ENDED:
                                                                 -------------------------
                                                                 JUNE 30,        JULY 1,
                                                                   2002           2001
                                                                 --------       --------
Cash flows relating to operating activities:
   Net income                                                    $  8,065       $  1,843
   Adjustments to reconcile net income to net cash provided
       by operating activities -
     Depreciation and amortization                                  3,657          1,737
     Deferred income tax                                             (262)          --
     Other                                                            396              6
   Change in assets and liabilities:
     Receivables                                                   (2,645)          (216)
     Prepaid expenses and other assets                                (51)          (136)
     Prepaid income taxes                                               7            559
     Accounts payable                                               1,372           (432)
     Accrued expenses                                                (594)            93
                                                                 --------       --------
   Net cash provided by operating activities                        9,945          3,454
                                                                 --------       --------

Cash flows relating to investing activities:
   Payments for capital expenditures                              (10,910)        (1,375)
                                                                 --------       --------
Cash flows relating to financing activities:
   Debt issuance costs and other                                     (358)          --
                                                                 --------       --------
Net (decrease) increase in cash                                    (1,323)         2,079

Cash balances:
   Beginning of period                                              9,903          5,020
                                                                 --------       --------
   End of period                                                 $  8,580       $  7,099
                                                                 ========       ========

Supplemental disclosure:
   Cash paid (refunded) during the period for -
     Income taxes                                                $  4,559       $   (450)
                                                                 ========       ========
     Interest                                                    $  6,715       $    522
                                                                 ========       ========

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

       The fiscal year of the Company begins on January 1 and ends on December
       31. Fiscal quarters of the Company end on the Sunday nearest March 31, June 30, and September 30, respectively. The three-month periods ended June 30, 2002 and July 1, 2001 both consist of 91 days. The six-month period ended June 30, 2002 consists of 181 days, while the six-month period ended July 1, 2001 consists of 182 days.

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

       In June 2001, the FASB issued SFAS No. 143 (SFAS 143), ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which will be effective January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability or an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as a part of the carrying amount of the long-lived asset. Implementation of SFAS 143 is not expected to have a material impact on the Company's financial position and results of operations.

       In October 2001, the FASB issued SFAS No. 144 (SFAS 144), ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. The changes in this Statement improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS 144 did not have a material impact on the Company's financial position and results of operations.

4.     INCOME TAX EXPENSE (BENEFIT)

       The provision for income taxes consists of the following:

                                              2002          2001
                                            -------       -------
          Current federal tax expense       $ 4,566       $ 1,009

          Deferred federal tax benefit         (262)         --
                                            -------       -------
                                            $ 4,304       $ 1,009
                                            =======       =======

       The Internal Revenue Service has commenced a routine review of the Company's federal income tax returns for 1999 and 2000. To date no material adjustments have been proposed.

       The Company is not subject to state income tax.

5.     RELATED PARTY TRANSACTIONS

       Through December 19, 2001, pursuant to service agreements between the Company and Sportsystems and WHX that terminated upon consummation of the Stock Purchase Transaction, Sportsystems and WHX provided various administrative and management services for which they were compensated, primarily in the form of a management incentive fee. The management incentive fee was calculated based upon operating revenues for the preceding year, and was not subject to a stated minimum or maximum amount. Expenses totaling $6,495 and $12,990 pursuant to these agreements are presented as management fees in the consolidated statements of income for the three-month and six-month periods ended July 1, 2001, respectively.

       Effective December 20, 2001, the Company entered into an administrative services agreement with Sportsystems and DNC. Pursuant to this agreement, the Company pays an annual administrative services fee equal to the greater of 1.5% of the preceding year's total operating revenues or $1,200 for certain support services provided to the Company. During the three-month and six-month periods ended June 30, 2002, the Company recorded an administrative services fee of $313 and $626, respectively. Prior to December 20, 2001, the Company paid administrative services fees to WHX and Sportsystems pursuant to a prior agreement. For the three-month and six-month periods ended July 1, 2001, these fees totaled $155 and $310, respectively.

       Through December 19, 2001, Sportsystems provided cash management services whereby the Company invested its excess cash balances and earned interest at Sportsystems' reinvestment rate. Subsequent to December 19, 2001, the Company began investing its excess cash in a segregated account administered by DNC under its centralized cash management program. At June 30, 2002 the Company had $2,930 invested in this program. During the three-month periods ended June 30, 2002 and July 1, 2001, respectively, the Company recorded interest income of $60 and $20. During the six month periods ended June 30, 2002 and July 1, 2001, respectively, the Company recorded interest income of $80 and $31.

6.     COMMITMENTS

       The Company has begun a significant expansion project adjacent to, and connected with, the existing gaming facility. The Wheeling Downs expansion is expected to include a hotel, new gaming areas, a multi-purpose showroom intended for use as an entertainment venue and conference facility and dining facilities. The cost of completing the Wheeling Downs expansion is expected to be approximately $65,000. Construction work has commenced and during July 2002 the construction management contract with the construction manager was executed. Completion is anticipated in the third quarter of 2003. The project will be financed with cash from operations and, to the extent required, the Company's $40,000 secured Revolving Credit Facility (Revolver). At June 30, 2002, no amounts had been drawn on the Revolver.

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

       Revenues and income (loss) from operations for these segments are as follows:


                                               Three Months Ended             Six Months Ended
                                             -----------------------       -----------------------
                                             June 30,        July 1,       June 30,        July 1,
                                               2002           2001           2002           2001
                                             --------       --------       --------       --------
Revenues:
    Gaming                                   $ 21,842       $ 16,205       $ 41,980       $ 31,014
    Pari-mutuel                                 2,366          2,362          4,612          4,759
    Food & Beverage                             1,421          1,117          2,557          2,243
                                             --------       --------       --------       --------
                                             $ 25,629       $ 19,684       $ 49,149       $ 38,016
                                             ========       ========       ========       ========
Income(loss) from operations
    Gaming                                   $ 11,486       $  9,295       $ 21,897       $ 17,947
    Pari-mutuel                                  (241)          (196)          (534)          (268)
    Food & Beverage                              (186)           113           (376)           311
                                             --------       --------       --------       --------
                                               11,059          9,212         20,987         17,990
    Management fees                              --           (6,495)          --          (12,990)
    General and administrative expenses          (911)          (660)        (1,850)        (1,679)
                                             --------       --------       --------       --------
                                             $ 10,148       $  2,057       $ 19,137       $  3,321
                                             ========       ========       ========       ========

       Management fees and general and administrative expenses are considered general corporate expenses.

Other selected financial information for these segments is as follows:

                                            Three Months Ended         Six Months Ended
                                           --------------------      --------------------
                                           June 30,     July 1,      June 30,     July 1,
                                             2002         2001         2002         2001
                                           -------      -------      -------      -------
Depreciation and amortization
    Gaming                                 $ 1,486      $   692      $ 2,944      $ 1,383
    Pari-mutuel                                324          146          644          290
    Food & Beverage                             37           32           69           64
                                           -------      -------      -------      -------
                                           $ 1,847      $   870      $ 3,657      $ 1,737
                                           =======      =======      =======      =======
Capital expenditures for property and
equipment:
    Gaming                                 $ 3,379      $   504      $ 6,119      $ 1,132
    Pari-mutuel                              3,961          196        4,697          221
    Food & Beverage                             94           13           94           22
                                           -------      -------      -------      -------
                                           $ 7,434      $   713      $10,910      $ 1,375
                                           =======      =======      =======      =======

                                                                     June 30,   December 31,
                                                                       2002         2001
                                                                     -------      -------
Property and equipment net:
    Gaming                                                           $30,069      $25,769
    Pari-mutuel                                                       13,223        8,775
    Food & Beverage                                                      721          697
                                                                     -------      -------
                                                                     $44,013      $35,241

Part I

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

We own and operate Wheeling Downs Racetrack and Gaming Center, a premier gaming and entertainment complex located in Wheeling, West Virginia. Wheeling Downs features 1,603 slot machines, a greyhound racetrack, pari-mutuel wagering on live greyhound racing and simulcast greyhound, thoroughbred and harness racing and various dining venues.

To accommodate growing demand we began developing the Wheeling Downs expansion in October 2001. The Wheeling Downs expansion is a gaming and hotel expansion that will be adjacent to and connected with our existing gaming facility. The construction phase of the Wheeling Downs expansion has commenced and in July 2002 we executed a construction management agreement with our construction manager, Louis P. Ciminelli Construction Company. Current plans for the Wheeling Downs expansion include:

o      30,000 square feet of gaming area with 550 slot machines;

o      a 150-room hotel;

o one fine dining restaurant, one casual dining restaurant, a food court and bar and lounge areas;

o      a 600-seat multi-purpose showroom; and

o      180 covered parking spaces plus additional outdoor parking spaces.

We expect the cost of designing, developing, constructing and equipping the Wheeling Downs expansion to be approximately $65.0 million including architect fees. We expect to complete the expansion and open the new area for gaming in the third quarter of 2003. During the three months and six months ended June 30, 2002, we incurred capital expenditures relating to the Wheeling Downs expansion of $6.0 million and $8.6 million, respectively.

RESULTS OF OPERATIONS

The following table summarizes business segment revenue as a percentage of total operating revenue for the three months and six months ended June 30, 2002 and July 1, 2001.

                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                 -------------------     -------------------
                                 June 30,    July 1,     June 30,    July 1,
                                   2002        2001        2002        2001
                                 -------     -------     -------     -------
Revenue by Business Segment

Gaming Revenue                      85.2%       82.3%       85.4%       81.6%
Pari-Mutuel Revenue                  9.2%       12.0%        9.4%       12.5%
Food & Beverage Revenue              5.6%        5.7%        5.2%        5.9%
                                 -------     -------     -------     -------

         Total                     100.0%      100.0%      100.0%      100.0%
                                 =======     =======     =======     =======

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JULY 1, 2001

Gaming revenues were $21.8 million for the three months ended June 30, 2002, an increase of $5.6 million or 34.8%, from $16.2 million for the three months ended July 1, 2001. The increase was due to an expansion of our gaming operations, which increased the number of slot machines from 1,400 at July 1, 2001 to 1,603 at June 30, 2002. In addition, gaming revenues were impacted by a $1.6 million increase in marketing and promotions expense associated with the expanded use of promotional programs and increased spending on the Preferred Players Club. The Preferred Players Club is a promotional tool used to develop customer loyalty by providing customers with reward incentives for increased levels of play.

Gaming expenses were $8.9 million for the three months ended June 30, 2002, an increase of $2.7 million or 42.7%, from $6.2 million for the same three months last year. The increase was due to a $1.9 million increase in other gaming costs and a $0.8 million increase in gaming purse expense. The $1.9 million increase in other gaming costs was due to a $1.6 million increase in marketing and promotions expense and a $0.2 million increase in payroll related gaming costs. The increase in marketing and promotions expense was due to increased promotions efforts including increased spending on merchandise and cash giveaways and increased spending on the Preferred Players Club. The increased Preferred Players Club spending resulted from increasing the rewards provided to the players and an increase in the club membership from 74,609 at July 1, 2001 to 137,811 at June 30, 2002. The $0.2 million increase in gaming related payroll costs was due to the increased number of slot machines and increased levels of gaming play. The $0.8 million increase in gaming purse expense was directly attributable to the $11.8 million increase in gross terminal income to $39.1 million for the three months ended June 30, 2002 from $27.3 million for the same three months last year. Gaming purse expense as a percentage of gross terminal income decreased from 13.5% to 11.4% as a result of new legislation which became effective on July 1, 2001. Such legislation lowered the percentage of gross terminal income (net of administrative fee) distributed to purses for all gross terminal income amounts (net of administrative fee) above a predetermined level. Without such legislation, gaming purse expense would have increased an additional $0.8 million.

PARI-MUTUEL OPERATIONS

Pari-mutuel revenues for the three months ended June 30, 2002 were unchanged from the three months ended July 1, 2001.

Pari-mutuel expenses were $2.3 million for the three months ended June 30, 2002, a decrease of $0.1 million or 5.3%, from $2.4 million for the three months ended July 1, 2001. The decrease was due primarily to lower expenses associated with a $0.3 million decrease in wagering handle on our live races.

FOOD AND BEVERAGE OPERATIONS

Food and beverage revenues for the three months ended June 30, 2002 were $1.4 million, an increase of $0.3 million or 27.2%, from $1.1 million for the same three months last year. The increase in food and beverage revenues can be attributed to a 29.6% increase in attendance during the three month period as compared to last year.

Food and beverage expenses were $1.6 million for the three months ended June 30, 2002, an increase of $.6 million or 61.5%, from $1.0 million for the same three months last year. Food and beverage expenses as a percentage of food and beverage revenues was 110.5% for the three months ended June 30, 2002, which is higher than the prior year percentage of 87.0%. Such increase was due to the expanded use of food and beverage price discounts and complimentary drink service as promotional tools, and a $0.2 million increase in payroll costs.

OTHER EXPENSES

In the prior year, management fees expense of $6.5 million was recorded for the three months ended July 1, 2001, and no such expense was recorded for the three months ended June 30, 2002. Prior to December 19, 2001 when the Company purchased all of the outstanding shares owned by WHX Entertainment Corp., or the stock purchase transaction, management fees were calculated and paid in accordance with services agreements with the shareholders. Such agreements were terminated upon completion of the stock purchase transaction, thereby discontinuing this expense.

General and administrative, or G&A, expenses were $0.9 million for the three months ended June 30, 2002, an increase of $0.2 million or 38.0%, from $0.7 million for the three months ended July 1, 2001. The increase in G&A expense was due principally to $0.2 million increase in administrative services fees paid to the shareholders.

Depreciation and amortization expenses were $1.8 million for the three months ended June 30, 2002, an increase of $0.9 million from $0.9 million for the same three months last year. The increase in depreciation and amortization expenses was due to $0.8 million of amortization expense attributable to a $15.0 million non-compete agreement with a prior shareholder. The $15.0 million non-compete agreement represents a portion of the total consideration paid for the stock purchased from that shareholder in the stock purchase transaction. The stock purchase transaction was completed on December 19, 2001.

Interest expense was $3.4 million for the three months ended June 30, 2002, an increase of $3.2 million from $0.2 million for the three months ended July 1, 2001. The increase in interest expense is due primarily to $3.3 million of interest expense and amortization of debt issuance costs associated with the $125.0 million of unsecured senior notes, which were issued in December 2001. This was offset partially by $0.2 million of interest expense recorded last year relating to a $20.0 million revolving credit facility which was fully repaid from the proceeds of the senior unsecured note offering.

Income tax expense for the three months ended June 30, 2002 was $2.3 million, an increase of $1.7 million from $0.6 million for the same period last year. The increase was directly attributable to the $5.0 million increase in income before income tax to $6.8 million for the three months ended June 30, 2002 from $1.8 million for the three months ended July 1, 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JULY 1, 2001

Gaming revenues were $42.0 million for the six months ended June 30, 2002, an increase of $11.0 million or 35.4%, from $31.0 million for the six months ended July 1, 2001. The increase was due to an expansion of our gaming operations, which increased the number of slot machines from 1,400 at July 1,

2001 to 1,603 at June 30, 2002. In addition, gaming revenues were impacted by a $3.4 million increase in marketing and promotions expense associated with the expanded use of promotional programs and increased spending on the Preferred Players Club.

Gaming expenses were $17.1 million for the six months ended June 30, 2002, an increase of $5.4 million or 46.7%, from $11.7 million for the same six months last year. The increase was due to a $4.0 million increase in other gaming costs and a $1.6 million increase in gaming purse expense. The $4.0 million increase in other gaming costs was due to a $3.4 million increase in marketing and promotions expense and a $0.3 million increase in gaming related payroll costs. The increase in marketing and promotions expense was due to increased promotions efforts including increased spending on merchandise and cash giveaways and increased spending on the Preferred Players Club. The increased Preferred Players Club spending resulted from increasing the rewards provided to the players and an increase in the club membership from 74,609 at July 1, 2001 to 137,811 at June 30, 2002. The $0.3 million increase in gaming related payroll costs was due to the increase in the number of slot machines and increased levels of gaming play. The $1.6 million increase in gaming purse expense was directly attributable to the $22.9 million increase in gross terminal income to $75.2 million for the six months ended June 30, 2002 from $52.3 million for the same six months last year. Gaming purse expense as a percentage of gross terminal income decreased from 13.5% to 11.4% as a result of new legislation which became effective on July 1, 2001. Such legislation lowered the percentage of gross terminal income (net of administrative fee) distributed to purses for all gross terminal income amounts (net of administrative fee) above a predetermined level. Without such legislation, gaming purse expense would have increased an additional $1.6 million.

PARI-MUTUEL OPERATIONS

Pari-mutuel revenues for the six months ended June 30, 2002 were $4.6 million, a decrease of $0.2 million or 3.1%, from $4.8 million for the same six months last year. The decrease in pari-mutuel revenues was due to a $1.3 million decrease in wagering handle on our live races.

Pari-mutuel expenses were $4.5 million for the six months ended June 30, 2002, a decrease of $0.2 million or 5.0%, from $4.7 million for the six months ended July 1, 2001. The decrease was due primarily to lower expenses associated with the $1.3 million decrease in wagering handle on our live races.

FOOD AND BEVERAGE OPERATIONS

Food and beverage revenues for the six months ended June 30, 2002 were $2.6 million, an increase of $0.4 million or 14.0%, from $2.2 million for the same six months last year. The increase in food and beverage revenues can be attributed to a 29.1% increase in attendance during the six month period as compared to last year.

Food and beverage expenses were $2.9 million for the six months ended June 30, 2002, an increase of $1.0 million or 53.3%, from $1.9 million for the same six months last year. Food and beverage expenses as a percentage of food and beverage revenues was 112.0% for the six months ended June 30, 2002, which is higher than the prior year percentage of 83.2%. Such increase was due to the expanded use of food and beverage price discounts and complimentary drink service as promotional tools, and a $0.4 million increase in payroll costs.

OTHER EXPENSES

In the prior year, management fees expense of $13.0 million was recorded for the six months ended July 1, 2001 and no such expense was recorded for the six months ended June 30, 2002. Prior to the consummation of the stock purchase transaction on December 19, 2001, management fees were calculated and paid in accordance with services agreements with the shareholders. Such agreements were terminated upon completion of the stock purchase transaction, thereby discontinuing this expense.

G&A expenses were $1.9 million for the six months ended June 30, 2002, an increase of $0.2 million or 11.2%, from $1.7 million for the six months ended July 1, 2001.

The increase in G&A expense was due to a $0.3 million increase in administrative services fees paid to the shareholders and a $0.3 million increase in payroll costs offset partially by $0.4 million of non-recurring employment costs incurred last year.

Depreciation and amortization expenses were $3.7 million for the six months ended June 30, 2002, an increase of $2.0 million, from $1.7 million for the same six months last year. The increase in depreciation and amortization expenses was due to $1.5 million of amortization expense attributable to a $15.0 million non-compete agreement with a prior shareholder. The $15.0 million non-compete agreement represents a portion of the total consideration paid for the stock purchased from that shareholder in the stock purchase transaction. The stock purchase transaction was completed on December 19, 2001.

Interest expense was $6.8 million for the six months ended June 30, 2002, an increase of $6.3 million from $0.5 million for the six months ended July 1, 2001. The increase in interest expense was due to $6.7 million of interest expense and amortization of debt issuance costs associated with the $125.0 million of unsecured senior notes, which were issued in December 2001. This was offset partially by $0.5 million of interest expense recorded last year relating to a $20.0 million revolving credit facility which was fully repaid from the proceeds of the senior unsecured note offering.

Income tax expense for the six months ended June 30, 2002 was $4.3 million, an increase of $3.3 million from $1.0 million for the same period last year. The increase was directly attributable to the $9.5 million increase in income before income tax to $12.4 million for the six months ended June 30, 2002 from $2.9 million for the six months ended July 1, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002 the company had cash and cash equivalents of $8.6 million as compared to cash and cash equivalents of $9.9 million for the fiscal year ended December 31, 2001. The company's source of liquidity for the six months ended June 30, 2002 and for the same period in the prior fiscal year consisted of cash provided by operating activities. Cash provided by operating activities for the six months ended June 30, 2002 was $9.9 million, a $6.4 million increase from $3.5 million for the same six months last year. The increase was due primarily to a $6.3 million increase in net income, and a $2.0 million increase in non-cash depreciation and amortization offset partially by a $1.8 million increase in the change in working capital, primarily accounts receivable, for the six months ended June 30, 2002 as compared to the six months ended July 1, 2001.

Cash flows used for investing activities for the six months ended June 30, 2002 were $10.9 million, an increase of $9.5 million, from $1.4 million for the six months ended July 1, 2001. The increase is due principally to $8.6 million of capital expenditures relating to the Wheeling Downs expansion project and $1.2 million of capital expenditures for a new paddock facility.

We believe our future cash provided by operating activities as well as the availability under our $40.0 million revolving credit facility will provide sufficient funding for our future working capital needs and capital expenditures including all capital expenditures relating to the Wheeling Downs expansion.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

To accommodate growing demand, we began developing the Wheeling Downs expansion. The expansion is expected to include a hotel, new gaming areas, a conference facility, dining facilities and a multi-purpose showroom intended for use as an entertainment venue. The cost of completing the expansion is expected to be approximately $65.0 million. The construction management agreement was executed in July 2002. Completion is anticipated in the third quarter of 2003. The project will be financed with cash flow from operations and, to the extent required, the $40.0 million revolving credit facility.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

       99.1   CEO/CFO Certification

       (b)    Reports on Form 8-K

              On June 12, 2002, Wheeling Island filed a report on Form 8-K, attaching a press release dated June 5, 2002, relating to Wheeling's earnings and the filing of its report on Form 10-Q, for the quarter ended March 31, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                WHEELING ISLAND GAMING, INC.
                                (Registrant)


                                By: /s/ Michael D. Corbin
                                    --------------------------------------------
                                    Michael D. Corbin
                                    Vice President Finance
                                    (Principal Financial and Accounting Officer)







Dated:   August 8, 2002