Form 10-Q
period 2002-09-29
WHEELING ISLAND GAMING INC
filed 2002-11-13
CIK 1166041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 29, 2002

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  333-81778

WHEELING ISLAND GAMING, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	16-1333214
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 South Stone Street Wheeling, West Virginia
(Address of principal executive offices)
26003
(Zip Code)

Registrant’s telephone number, including area code:  (304) 232-5050

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☒	No ☐

WHEELING ISLAND GAMING, INC.

Part I

Item 1 -      Consolidated Financial Statements
September 29, 2002 and September 30, 2001

WHEELING ISLAND GAMING, INC.

Consolidated Balance Sheets

($000’s omitted, except per share amounts)

	September 29, 2002	December 31, 2001
Assets

Current assets:
Cash and cash equivalents	$14,541	$9,903
Receivables	3,433	1,180
Prepaid expenses and other assets	481	440
Prepaid income taxes	183	43
Deferred income taxes	71	71

Total current assets	18,709	11,637

Property and equipment, net	48,127	35,241
Licenses	65,919	65,919
Goodwill	32,221	32,219
Non-compete covenant	12,651	14,902
Other intangible assets	2,329	2,316
Debt issuance costs & other	5,765	5,873

	185,721	168,107

Liabilities and Shareholder’s Equity

Current liabilities
Accounts payable	6,901	2,517
Accrued expenses	6,303	2,716

Total current liabilities	13,204	5,233

Long-term debt	125,000	125,000
Deferred income tax	22,682	25,227

Total liabilities	160,886	155,460

Shareholder’s equity:
Common stock, $1 par value, 500 shares authorized, issued and outstanding in 2002 and 2001, respectively	1	1
Additional paid-in capital	5,915	5,915
Retained earnings	18,919	6,731

Total shareholder’s equity	24,835	12,647

	$185,721	$168,107

WHEELING ISLAND GAMING, INC.

Consolidated Statements of Operations

($000’s omitted)

	Three Months Ended		Nine Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Operating revenue:
Gaming revenue	$21,945	$21,245	$63,925	$52,259
Pari-mutuel revenue	2,333	2,402	6,945	7,161
Food & beverage revenue	1,267	1,218	3,824	3,461

	25,545	24,865	74,694	62,881

Operating expenses:
Purse expense - gaming	4,402	4,822	12,986	11,867
Other gaming costs	4,357	3,268	12,912	7,907
Gaming expenses	8,759	8,090	25,898	19,774

Purse expense - pari-mutuel	510	527	1,518	1,569
Pari-mutuel and admissions	577	663	1,772	1,969
Facilities and maintenance	541	517	1,685	1,715
Racing and marketing	567	625	1,722	1,816
Pari-mutuel expenses	2,195	2,332	6,697	7,069

Food & beverage expenses	1,510	1,125	4,374	2,993

Management fees	—	6,495	—	19,485
General and administrative	881	649	2,731	2,328
Depreciation and amortization	1,896	933	5,553	2,670

	15,241	19,624	45,253	54,319

Income from operations	10,304	5,241	29,441	8,562
Loss on disposition of assets	(333)	—	(333)	(7)
Interest expense, net	(3,714)	(145)	(10,482)	(607)
Income before income tax	6,257	5,096	18,626	7,948
Income tax expense	2,134	1,736	6,438	2,745

Net income	$4,123	$3,360	$12,188	$5,203

WHEELING ISLAND GAMING, INC.

Consolidated Statements of Cash Flows

($000’s omitted)

	Nine Months Ended
	September 29, 2002	September 30, 2001
Cash flows relating to operating activities:
Net Income	$12,188	$5,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,553	2,670
Loss on disposition of assets	333	7
Deferred income tax	(2,545)	—
Other	602	—
Change in assets and liabilities:
Receivables	(2,253)	(172)
Prepaid expenses and other assets	(41)	(140)
Prepaid income taxes	(140)	2,295
Accounts payable	4,384	(328)
Accrued expenses	3,587	(410)

Net cash provided by operating activities	21,668	9,125

Cash flows relating to investing activities:
Payments for capital expenditures	(16,493)	(2,867)

Cash flows relating to financing activities:
Repayment of long-term borrowings	—	(2,500)
Debt issuance costs and other	(537)	(10)

Net cash used in financing activities	(537)	(2,510)

Net increase in cash	4,638	3,748

Cash balances:
Beginning of period	9,903	5,020

End of period	$14,541	$8,768

Supplemental disclosure:
Cash paid during the period for -
Income taxes	$9,123	$450

Interest	$6,319	$714

WHEELING ISLAND GAMING, INC.

Notes to Consolidated Financial Statements

($000’s omitted)

1.         Business and ownership

Wheeling Island Gaming, Inc. (the Company) was formerly equally owned by Sportsystems Corporation (Sportsystems) and WHX Entertainment Corp. (WHX).  On December 19, 2001, the Company redeemed all outstanding shares of its common stock held by WHX (Stock Purchase Transaction).  Thereafter, the Company became a wholly owned subsidiary of Sportsystems.  Sportsystems is a wholly owned subsidiary of Delaware North Companies, Incorporated (DNC).

2.         Basis of presentation

The consolidated interim financial statements are unaudited, and certain information and footnote disclosure related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X.  In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Wheeling Island Gaming, Inc. and its subsidiaries.  The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes of the Company for the year ended December 31, 2001, as included in the Company’s registration statement on Form S-4.

The fiscal year of the Company begins on January 1 and ends on December 31.  Fiscal quarters of the Company end on the Sunday nearest March 31, June 30, and September 30, respectively.  The three-month periods ended September 29, 2002 and September 30, 2001 both consist of 91 days.  The nine-month period ended September 29, 2002 consists of 272 days, while the nine-month period ended September 30, 2001 consists of 273 days.

3.         New accounting pronouncements

Effective January 1, 2002, the Company adopted the reporting requirements of SFAS No. 141 (SFAS 141), “Business Combinations” and SFAS No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”, and, as required for acquisitions after June 30, 2001, already applied its requirements to the Company’s redemption of all of the outstanding shares of its common stock owned by WHX Entertainment Corp. on December 19, 2001.  Previous to the transaction the Company had insignificant balances related to goodwill and other intangible assets.

In June 2001, the FASB issued SFAS No. 143 (SFAS 143), Accounting for Asset Retirement Obligations, which will be effective January 1, 2003.  This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement requires that the fair value of a liability or an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as a part of the carrying amount of the long-lived asset.  Implementation of SFAS 143 is not expected to have a material impact on the Company’s financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets.  The changes in this Statement improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions.  The adoption of SFAS 144 did not have a material impact on the Company’s financial position and results of operations.

4.         Income tax expense (benefit)

The provision for income taxes consists of the following:

	2002	2001
Current federal tax expense	$8,983	$2,745

Deferred federal tax benefit	(2,545)	—

	$6,438	$2,745

The Internal Revenue Service (IRS) has completed a review of the Company’s federal income tax returns for 1999, 2000, and 2001.  For income tax purposes, the Company has agreed to capitalize a portion of the management incentive fees previously deducted in those years and which the IRS considered to be attributable to various projects of a long-term nature.  Such amounts will be amortized over periods of up to five years.  In addition, the Company agreed to extend the depreciable life of its gaming machines, for tax purposes only, from five to seven years.  As a result of these adjustments, the Company has recorded a current tax provision and a deferred tax benefit of $2,571 during September 2002.  The future tax benefit of these income tax adjustments has been reflected as a component of deferred income taxes in the accompanying balance sheets.

The Company is not subject to state income tax.

5.         Related party transactions

Through December 19, 2001, pursuant to service agreements between the Company and Sportsystems and WHX that terminated upon consummation of the Stock Purchase Transaction, Sportsystems and WHX provided various administrative and management services for which they were compensated, primarily in the form of a management incentive fee.  The management incentive fee was calculated based upon operating revenues for the preceding year, and was not subject to a stated minimum or maximum amount.  Expenses totaling $6,495 and $19,485 pursuant to these agreements are presented as management fees in the consolidated statements of income for the three-month and nine-month periods ended September 30, 2001, respectively.

Effective December 20, 2001, the Company entered into an administrative services agreement with Sportsystems and DNC.  Pursuant to this agreement, the Company pays an annual administrative services fee equal to the greater of 1.5% of the preceding year’s total operating revenues or $1,200 for certain support services provided to the Company.  During the three-month and nine-month periods ended September 29, 2002, the Company recorded an administrative services fee of $312 and $938, respectively.  Prior to December 20, 2001, the Company paid administrative services fees to WHX and Sportsystems pursuant to a prior agreement.  For the three-month and nine-month periods ended September 30, 2001, these fees totaled $164 and $474, respectively.

Through December 19, 2001, Sportsystems provided cash management services whereby the Company invested its excess cash balances and earned interest at Sportsystems’ reinvestment rate.  Subsequent to December 19, 2001, the Company began investing its excess cash in a segregated account administered by DNC under its centralized cash management program.  At September 29, 2002 the Company had $7,563 invested in this program.  During the three-month periods ended September 29, 2002 and September 30, 2001, respectively, the Company recorded interest income of $25 and $26.  During the nine-month periods ended September 29, 2002 and September 30, 2001 respectively, the company recorded interest income of $105 and $57.

6.         Commitments

The Company has begun a significant expansion project adjacent to, and connected with, the existing gaming facility.  The Wheeling Island expansion is expected to include a hotel, new gaming areas, a multi-purpose showroom intended for use as an entertainment venue, a conference facility and dining facilities.  The cost of completing the Wheeling Island expansion is expected to be approximately $65,000.  Construction work has commenced and during July 2002 the construction management contract with the construction manager was executed.  Completion is anticipated in the third quarter of 2003.  The project will be financed with cash from operations and, to the extent required, the Company’s $40,000 secured Revolving Credit Facility (Revolver).  At September 29, 2002, no amounts had been drawn on the Revolver.

7.         Business segments

Reportable operating segments are determined based on the Company’s management approach; the way that the chief operating decision-maker organizes the segments for making operating decisions and assessing performance.  As management fees and general and administrative expenses are not utilized by the chief operating decision-maker in assessing segment performance, such expenses are excluded.

The Company operates through three business segments: gaming, pari-mutuel, and food & beverage operations.  All operations are conducted from the same facility in Wheeling, West Virginia.

Revenues and income (loss) from operations for these segments are as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Revenues:
Gaming	$21,945	$21,245	$63,925	$52,259
Pari-mutuel	2,333	2,402	6,945	7,161
Food & Beverage	1,267	1,218	3,824	3,461

	25,545	24,865	74,694	62,881

Income (loss) from operations:
Gaming	$11,663	$12,406	$33,560	$30,353
Pari-mutuel	(213)	(82)	(747)	(350)
Food & Beverage	(265)	61	(641)	372
	11,185	12,385	32,172	30,375

Management fees	—	(6,495)	—	(19,485)
General and administrative expenses	(881)	(649)	(2,731)	(2,328)

	$10,304	$5,241	$29,441	$8,562

Management fees and general and administrative expenses are considered general corporate expenses.

Other selected financial information for these segments is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Depreciation and amortization:
Gaming	$1,523	$749	$4,467	$2,132
Pari-mutuel	351	152	995	442
Food & Beverage	22	32	91	96

	$1,896	$933	$5,553	$2,670

Capital expenditures for property and equipment:
Gaming	$4,072	$1,405	$10,191	$2,537
Pari-mutuel	1,511	85	6,208	306
Food & Beverage	—	2	94	24

	$5,583	$1,492	$16,493	$2,867

	September 29, 2002	December 31, 2001
Property and equipment, net:
Gaming	$33,187	$25,769
Pari-mutuel	14,240	8,775
Food & Beverage	700	697

	$48,127	$35,241

Part I

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We own and operate Wheeling Island Racetrack & Gaming Center, a premier gaming and entertainment complex located in Wheeling, West Virginia.  Wheeling Island features 1,623 slot machines, a greyhound racetrack, pari-mutuel wagering on live greyhound racing and simulcast greyhound, thoroughbred and harness racing and various dining venues.

To accommodate growing demand we began developing the Wheeling Island expansion in October 2001.  The Wheeling Island expansion is a gaming and hotel expansion that will be adjacent to and connected with our existing gaming facility.  The construction phase of the Wheeling Island expansion has commenced and in July 2002 we executed a construction management agreement with our construction manager, Louis P. Ciminelli Construction Company.  Current plans for the Wheeling Island expansion include:

•                  30,000 square feet of gaming area with 550 slot machines;

•                  a 150-room hotel;

•                  one fine dining restaurant, one casual dining restaurant, a food court and bar and lounge areas;

•                  a 600-seat multi-purpose showroom; and

•                  180 covered parking spaces plus additional outdoor parking spaces.

We expect the cost of designing, developing, constructing and equipping the Wheeling Island expansion to be approximately $65.0 million including architect fees.  We expect to complete the expansion and open the new area for gaming in the third quarter of 2003.  During the three months and nine months ended September 29, 2002, we incurred capital expenditures relating to the Wheeling Island expansion of $5.0 million and $13.6 million, respectively.

Results of Operations

The following table summarizes business segment revenue as a percentage of total operating revenue for the three months and nine months ended September 29, 2002 and September 30, 2001.

	Three Months Ended		Nine Months Ended
	September 29, 2002	September 30 2001	September 29, 2002	September 30, 2001
Revenue by Business Segment

Gaming Revenue	85.9%	85.4%	85.6%	83.1%
Pari-Mutuel Revenue	9.1%	9.7%	9.3%	11.4%
Food & Beverage Revenue	5.0%	4.9%	5.1%	5.5%

Total	100.0%	100.0%	100.0%	100.0%

Three Months Ended September 29, 2002 Compared to Three Months Ended September 30, 2001

Gaming revenues were $21.9 million for the three months ended September 29, 2002, an increase of $0.7 million or 3.3%, from $21.2 million for the three months ended September 30, 2001.  The increase was due to an expansion of our gaming operations, which increased the number of slot machines in operation from 1,400 machines at September 30, 2001 to 1,623 machines at September 29, 2002.  In addition, gaming revenues were impacted by a $0.8 million increase in marketing and promotions expense associated with the expanded use of promotional programs and increased spending on the Preferred Players Club.  The Preferred Players Club is a promotional tool used to develop customer loyalty by providing customers with reward incentives for increased levels of play.  These increases were partially offset by the receipt in July 2001 of a $1.8 million reimbursement of a portion of the administrative fee paid to the Lottery Commission that was in excess of the actual administrative costs incurred by the Lottery Commission during the state fiscal year ended June 30, 2001.  Such reimbursement became non-recurring as a result of new legislation eliminating the reimbursement which became effective July 1, 2001.  In addition, such legislation lowered the percentage of gross terminal income (net of administrative fee) received as revenue for all gross terminal income amounts (net of administrative fee) above a predetermined level.  As a result, gaming revenue derived from slot machines as a percentage of gross terminal income decreased from 58.5% to 54.8%.  Without such legislation gaming revenues would have increased an additional $3.3 million.

Gaming expenses were $8.8 million for the three months ended September 29, 2002, an increase of $0.7 million or 8.3%, from $8.1 million for the same three months last year.  The increase was due to a $1.1 million increase in other gaming costs offset partially by a $0.4 million decrease in gaming purse expense.  The $1.1 million increase in other gaming costs was due to a $0.8 million increase in marketing and promotions expense and a $0.2 million increase in payroll related gaming costs.  The increase in marketing and promotions expense was due to increased promotions efforts including increased spending on the Preferred Players Club.  The increased Preferred Players Club spending resulted from an increase in the rewards provided to the players and an increase in player membership from 99,283 at September 30, 2001 to 155,447 at September 29, 2002.  The $0.2 million increase in payroll related gaming costs was due to the increased number of slot machines and increased levels of play.  The $0.4 million decrease in gaming purse expense was due to a $0.4 million purse distribution made in July 2001 which represented a portion of the administrative fee reimbursement received from the Lottery Commission for the state fiscal year ended June 30, 2001.  Such purse distribution became non-recurring as a result of new legislation eliminating the administrative fee reimbursement which became effective July 1, 2001.  In addition, such legislation lowered the percentage of gross terminal income (net of administrative fee) distributed to purses for all gross terminal income amounts (net of administrative fee) above a predetermined level.  As a result, gaming purse expense as a percentage of gross terminal income decreased from 13.4% to 11.1%.  Without such legislation, gaming purse expense would have increased by $0.9 million due to the $7.0 million increase in gross terminal income to $39.8 million for the three months ended September 29, 2002 from $32.8 million for the same three months last year.

Pari-Mutuel Operations

Pari-mutuel revenues for the three months ended September 29, 2002 were $2.3 million, a decrease of $0.1 million or 2.9%, from $2.4 million for the same three months last year.  The decrease in pari-mutuel revenue was due to a $0.7 million decrease in wagering handle on our live races.

Pari-mutuel expenses were $2.2 million for the three months ended September 29, 2002, a decrease of $0.1 million or 5.9%, from $2.3 million for the three months ended September 30, 2001.  The decrease was due primarily to lower expenses associated with a $0.7 million decrease in wagering handle on our live races.

Food and Beverage Operations

Food and beverage revenues for the three months ended September 29, 2002 were $1.3 million, an increase of $0.1 million or 4.0%, from $1.2 million for the same three months last year.  The increase in food and beverage revenue can be attributed to a 6% increase in attendance during the three month period as compared to last year.

Food and beverage expenses were $1.5 million for the three months ended September 29, 2002, an increase of $0.4 million or 34.2%, from $1.1 million for the same three months last year.  Food and beverage expenses as a percentage of food and beverage revenue were 119.2% for the three months ended September 29, 2002, which is higher than the prior year percentage of 92.4%.  Such increase was due to the expanded use of food and beverage price discounts as a promotional tool and a $0.2 million increase in payroll costs.

Other Expenses

In the prior year, management fees expense of $6.5 million was recorded for the three months ended September 30, 2001, and no such expense was recorded for the three months ended September 29, 2002.  Prior to December 19, 2001, when the Company purchased all of the outstanding shares owned by WHX Entertainment Corp., or the stock purchase transaction, management fees were calculated and paid in accordance with services agreements with the shareholders.  Such agreements were terminated upon completion of the stock purchase transaction, thereby discontinuing this expense.

General and administrative, or G&A, expenses were $0.9 million for the three months ended September 29, 2002, an increase of $0.3 million or 35.7%, from $0.6 million for the three months ended September 30, 2001.  The increase in G&A expenses was due principally to a $0.2 million increase in administrative services fees paid to the shareholders.

Depreciation and amortization expenses were $1.9 million for the three months ended September 29, 2002, an increase of $1.0 million from $0.9 million for the same three months last year.  The increase in depreciation and amortization expenses was due to $0.8 million of amortization expense attributable to a $15.0 million non-compete agreement with a prior shareholder and a $0.2 million increase in depreciation expense.  The $15.0 million non-compete agreement represents a portion of the total consideration paid for the stock purchased from that shareholder in the stock purchase transaction.  The stock purchase transaction was completed on December 19, 2001.  During the nine months ended September 29, 2002, $7.6 million of assets were added to our buildings, improvements and equipment accounts.  These assets are directly responsible for the increase in depreciation expense.

For the three months ended September 29, 2002, a loss on disposition of assets for $0.3 million was incurred due to the demolition of building assets in connection with the Wheeling Island Expansion.

Interest expense was $3.6 million for the three months ended September 29, 2002, an increase of $3.6 million from $0.1 million for the three months ended September 30, 2001.  The increase in interest expense is due to $3.4 million of interest expense and amortization of debt issuance costs associated with the $125.0 million of unsecured senior notes, which were issued in December 2001 and $0.3 million of interest expense related to a recently completed IRS review of our 1999, 2000 and 2001 federal income tax returns.  These increases were offset partially by $0.2 million of interest expense recorded last year relating to borrowings under a $20.0 million revolving credit facility which were fully repaid from the proceeds of the senior unsecured note offering.

Income tax expense for the three months ended September 29, 2002 was $2.1 million, an increase of $0.4 million from $1.7 million for the same period last year.  The increase was directly attributable to the $1.2 million increase in income before income tax to $6.3 million for the three months ended September 29, 2002 from $5.1 million for the three months ended September 30, 2001.

Nine Months Ended September 29, 2002 Compared to Nine Months Ended September 30, 2001

Gaming revenues were $63.9 million for the nine months ended September 30, 2002, an increase of $11.6 million or 22.3%, from $52.3 million for the nine months ended September 30, 2001.  The increase was due to an expansion of our gaming operations, which increased the number of slot machines in operation from 1,400 machines at September 30, 2001 to 1,623 machines at September 29, 2002.  In addition, gaming revenues were impacted by a $4.2 million increase in marketing and promotions expense associated with the expanded use of promotional programs and increased spending on the Preferred Players Club.  These increases were partially offset by the receipt in July 2001 of a $1.8 million reimbursement of a portion of the administrative fee paid to the Lottery Commission that was in excess of the actual administrative costs incurred by the Lottery Commission during the state fiscal year ended June 30, 2001.  Such reimbursement became non-recurring as a result of new legislation eliminating the reimbursement which became effective July 1, 2001.  In addition such legislation lowered the percentage of gross terminal income (net of administrative fee) received as revenue for all gross terminal income amounts (net of administrative fee) above a predetermined level.  As a result, gaming revenue derived from slot machines as a percentage of gross terminal income decreased from 58.7% to 55.2%.  Without such legislation, gaming revenues would have increased an additional $5.8 million.

Gaming expenses were $25.9 million for the nine months ended September 29, 2002, an increase of $6.1 million or 31.0%, from $19.8 million for the same nine months last year.  The increase was due to a $5.0 million increase in other gaming costs and  a $1.1 million increase in gaming purse expense.  The $5.0 million increase in other gaming costs was primarily due to a $4.2 million increase in marketing and promotions expense, a $0.4 million increase in payroll related gaming costs and a $0.2 million increase in insurance costs.  The increase in marketing and promotions expense was due to increased promotion efforts, including increased spending on the Preferred Players Club.  The increased Preferred Players Club spending resulted from an increase in the rewards provided to the players and an increase in player membership from 99,283 at September 30, 2001 to 155,447 at September 29, 2002.  The $0.4 million increase in payroll related gaming costs was due to the increased number of slot machines and increased levels of play.  The $0.2 million increase in insurance costs is due to higher premiums paid for liability and property coverage.  The $1.1 million increase in gaming purse expense was directly attributable to the $29.9 million increase in gross terminal income to $115.0 million for the nine months ended September 29, 2002 from $85.1 million for the same nine months last year.  Such increase in gaming purse expense was offset partially by a $0.4 million purse distribution made in July 2001, which represented a portion of the administrative fee reimbursement received from the Lottery Commission for the state fiscal year ended June 30, 2001.  Such purse distribution became non-recurring as a result of new legislation eliminating the administrative fee reimbursement which became effective July 1, 2001.  In addition, such legislation lowered the percentage of gross terminal income (net of administrative fee) distributed to purses for all gross terminal income amounts (net of administrative fee) above a predetermined level.  As a result, gaming purse expense as a percentage of gross terminal income decreased from 13.5% to 11.3%.  Without such legislation, gaming purse expense would have increased by an additional $2.9 million.

Pari-Mutuel Operations

Pari-mutuel revenues for the nine months ended September 29, 2002 were $6.9 million, a decrease of $0.3 million or 3.0%, from $7.2 million for the same nine months last year.  The decrease in pari-mutuel revenues was due to a $2.0 million decrease in wagering handle on our live races.

Pari-mutuel expenses were $6.7 million for the nine months ended September 29, 2002, a decrease of $0.4 million or 5.3%, from $7.1 million for the nine months ended September 30, 2001.  The decrease was due primarily to lower expenses associated with the $2.0 million decrease in wagering handle on our live races.

Food and Beverage Operations

Food and beverage revenues for the nine months ended September 29, 2002 were $3.8 million, an increase of $0.3 million or 10.5%, from $3.5 million for the same nine months last year.  The increase in food and beverage revenues can be attributed to a 20.3% increase in attendance during the nine month period as compared to last year.

Food and beverage expenses were $4.4 million for the nine months ended September 29, 2002, an increase of $1.4 million or 46.1%, from $3.0 million for the same nine months last year.  Food and beverage expenses as a percentage of food and beverage revenues were 114.4% for the nine months ended September 29, 2002, which is higher than the prior year percentage of 86.5%.  Such increase was due to the expanded use of food and beverage price discounts and the complimentary drink service as promotional tools, and a $0.6 million increase in payroll costs.

Other Expenses

In the prior year, management fees expense of $19.5 million was recorded for the nine months ended

September 30, 2001 and no such expense was recorded for the nine months ended September 29, 2002.  Prior to the consummation of the stock purchase transaction on December 19, 2001, management fees were calculated and paid in accordance with services agreements with the shareholders.  Such agreements were terminated upon completion of the stock purchase transaction, thereby discontinuing this expense.

G&A expenses were $2.7 million for the nine months ended September 29, 2002, an increase of $0.4 million or 17.3%, from $2.3 million for the nine months ended September 30, 2001.  The increase in G&A expense was due to $0.4 million increase in administrative services fees paid to the shareholders and a $0.3 million increase in payroll costs offset partially by $0.5 million of non-recurring employment costs incurred last year.

Depreciation and amortization expenses were $5.6 million for the nine months ended September 29, 2002, an increase of $2.9 million from $2.7 million for the same nine months last year.  The increase in depreciation and amortization expenses was due to $2.2 million of amortization expense attributable to a $15.0 million non-compete agreement with a prior shareholder and a $0.6 million increase in depreciation expense.  The $15.0 million non-compete agreement represents a portion of the total consideration paid for the stock purchased from that shareholder in the stock purchase transaction.  The stock purchase transaction was completed on December 19, 2001.  During the nine months ended September 29, 2002, $7.6 million of assets were added to our buildings, improvements and equipment accounts.  These assets are directly responsible for the $0.6 million increase in depreciation expense.

Interest expense was $10.5 million for the nine months ended September 29, 2002, an increase of $9.9 million from $0.6 million for the nine months ended September 30 , 2001.  The increase in interest expense was due to $10.1 million of interest expense and amortization of debt issuance costs associated with the $125.0 million of unsecured senior notes, which were issued in December 2001 and $0.3 million of interest expense related to a recently completed IRS review of our 1999, 2000 and 2001 federal income tax returns.  This was offset partially by $0.6 million of interest expense recorded last year relating to borrowings under a $20.0 million revolving credit facility which were fully repaid from the proceeds of the senior unsecured note offering.

Income tax expense for the nine months ended September 29, 2002 was $6.4 million, an increase of $3.7 million from $2.7 million for the same period last year.  The increase was directly attributable to the $10.7 million increase in income before income tax to $18.6 million for the nine months ended September 29, 2002 from $7.9 million for the nine months ended September 30, 2001.

Liquidity and Capital Resources

As of September 29, 2002 the company had cash and cash equivalents of $14.5 million as compared to cash and cash equivalents of $9.9 million for the fiscal year ended December 31, 2001.  The company’s source of liquidity for the nine months ended September 29, 2002 and for the same period in the prior fiscal year consisted of cash provided by operating activities.  Cash provided by operating activities for the nine months ended September 29, 2002 was $21.7 million, a $12.6 million increase, from $9.1 million for the same nine months last year.  The increase was due to (i) a $7.0 million increase in net income, (ii) a $4.3 million decrease in the change in working capital, primarily accounts payable and accrued expenses, (iii) a $2.9 million increase in non-cash depreciation and amortization and (iiii) a $0.9 million increase in other non-cash adjustments to net income, primarily interest expense associated with the amortization of the debt issuance costs related to the $125.0 million of unsecured senior notes.  Such increases to cash provided by operating activities were partially offset by a $2.5 million decrease in our deferred income tax liability.

Cash flows used for investing activities for the nine months ended September 29, 2002 were $16.5 million, an increase of $13.6 million, from $2.9 million for the nine months ended September 30, 2001.  The increase is due to $13.6 million of capital expenditures relating to the Wheeling Island expansion.

Cash used in financing activities for the nine months ended September 29, 2002 was $0.5 million, a $2.0 million decrease for the same period last year.  Such decrease was due to last year’s $2.5 million repayment of borrowings under a $20.0 million revolving credit facility which was fully repaid from the proceeds of the senior unsecured note offering.  Such decrease is offset partially by $0.5 million of debt issuance costs associated with the offering and registration of the unsecured notes this year.

We believe our future cash provided by operating activities as well as the availability under our $40.0 million revolving credit facility will provide sufficient funding for our future working capital needs and capital expenditures including all capital expenditures relating to the Wheeling Island expansion.

Contractual Obligations and Commitments

To accommodate growing demand, we began developing the Wheeling Island expansion.  The expansion is expected to include a hotel, new gaming areas, a conference facility, dining facilities and a multi-purpose showroom intended for use as an entertainment venue.  The cost of completing the expansion is expected to be approximately $65.0 million.  The construction management agreement was executed in July 2002.  Completion is anticipated in the third quarter of 2003.  The project will be financed with cash flow from operations and, to the extent required, the $40.0 million revolving credit facility.

ITEM 4.  CONTROLS AND PROCEDURES

Controls and Procedures

(a)  The Company’s President and its Vice President of Finance, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the “Evaluation Date”)), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its subsidiaries would be communicated to them.

(b)  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.  As a result, no corrective actions were taken.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 10, 2001, in the Circuit Court of Ohio County, West Virginia, the Company was named as a co-defendant in litigation brought against an independent kennel for the loss of 14 racing greyhounds in a matter entitled "Michael D. Kraft and Teri Kraft v. Edward Zeroski, ZEZ Kennels, Inc. and Wheeling Downs Racing Association, Inc."  In October 2002, the palintiffs were awarded a judgment which, with accrued interest from the date of the loss, currently amounts to approximately $900,000.  The Company was found to have committed no negligent act in connection with the loss of the greyhounds, but the plaintiffs seek to hold the Company jointly and severally liable with the negligent kennel operator based on the theorty that the Company and the kennel were engaged in a joint venture.  The Company denies any liability or financial responsibility for the loss.  We believe the availability of insurance coverage and the possibility of legal recourse by the Company against the kennel will result in this matter having no material adverse impact on the Company.

We are a party to a number of other legal proceedings that have arisen in the ordinary course of our business.  We believe that the outcome of such proceedings will not have a material adverse effect on our operating results or financial condition.  In a prior year, through our own internal security investigation, we have discovered isolated instances of violations by a few of our employees of certain applicable regulations, which consisted of telephonic pari-mutuel wagering.  We investigated these violations, terminated the employees and reported the violations to the appropriate authorities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits

99.1         Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

(b)               Reports on Form 8-K

(i)            On July 26, 2002, the Company filed a Current Report on Form 8-K with the SEC under Item 5 attaching a press release relating to the Company’s execution of a construction management agreement relating to its facility expansion.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHEELING ISLAND GAMING, INC.
(Registrant)

By: /s/ Michael D. Corbin
Michael D. Corbin
Vice President Finance (Principal Financial and Accounting Officer)

Dated:    November 12, 2002

CERTIFICATIONS

I, Scott L. Cooper, President, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Wheeling Island Gaming, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002
/s/ Scott L. Cooper
Scott L. Cooper
President

I, Michael D. Corbin, Vice President-Finance, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Wheeling Island Gaming, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f)                presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

c)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002
/s/ Michael D. Corbin
Michael D. Corbin
Vice President-Finance