Form 10-K
period 2002-12-31
WHEELING ISLAND GAMING INC
filed 2003-03-28
CIK 1166041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  333-81778

WHEELING ISLAND GAMING, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	16-1333214
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 South Stone Street Wheeling, West Virginia
(Address of principal executive offices)
26003
(Zip Code)

Registrant’s telephone number, including area code: (304) 232-5050

Securities registered pursuant to Section 12 (b) of the Act:  None.

Securities registered pursuant to Section 12 (g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  None.

Documents incorporated by reference:  None.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS
Operations
Marketing
The Wheeling Island Expansion
Market
Competition
Intellectual Property Rights
Suppliers
Employees
Security and Controls
Regulation and Licensing

ITEM 2.	PROPERTIES

ITEM 3.	LEGAL PROCEEDINGS

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6.	SELECTED FINANCIAL DATA

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Critical Accounting Policies
Recently Issued Accounting Standards
Results of Operations
2002 Compared to 2001
2001 Compared to 2000
Liquidity and Capital Resources
Contractual Obligations and Commitments

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 1.  BUSINESS

We own and operate Wheeling Island Racetrack & Gaming Center, or Wheeling Island, a premier gaming and entertainment complex located in Wheeling, West Virginia. Wheeling Island features 1,623 slot machines, a greyhound racetrack, pari-mutuel wagering on live greyhound racing and simulcast greyhound, thoroughbred and harness racing and various dining venues.  We are a wholly owned subsidiary of Sportsystems Corporation, or Sportsystems.  Sportsystems is a wholly owned subsidiary of Delaware North Companies, Incorporated, or Delaware North.

We do not have operations other than Wheeling Island and are entirely dependent upon this gaming site for our revenues.  Accordingly, we may be subject to greater risks than a geographically diversified gaming operation.

Operations

Wheeling Island is a 174,000-square foot facility that, as of December 31, 2002, featured:

•                                          33,160 square feet of gaming area with 1,623 slot machines;

•                                          a  1/4 mile greyhound racetrack with a 2,400-seat grandstand and mezzanine area;

•                                          a full-service 600-seat clubhouse restaurant, a 180-seat buffet-style restaurant, four concession stands, three lounges and two bars; and

•                                          1,800 parking spaces.

Gaming Operations

We currently operate 1,623 gaming devices in three main gaming areas.  Other than 259 slot machines, which we lease, we own all of the slot machines operating at our facility.  The Island Room, an annex to the racetrack, contains 696 slot machines.  The Fairgrounds Room, located in the original lower grandstand of the racetrack, contains 579 slot machines.  The concourse area contains 348 slot machines.  Our slot machines include mechanical spinning reel slot machines and video lottery terminals with either coin-out or voucher-out functionality.  Currently, 1,314 of the slot machines at our facility have the coin-out payment functionality, while the remainder pay out in vouchers redeemable at various cashier stations.  We offer one local progressive slot machine game, which links multiple machines playing for a single jackpot.  We plan to participate in statewide progressive slot machine games if they are sanctioned by the West Virginia Lottery Commission, or the Lottery Commission.  Such statewide progressive slot machine games, which are currently under evaluation by the Lottery Commission, would link slot machine terminals located in all four West Virginia racetracks, each contributing to a progressive statewide jackpot.

Pari-Mutuel Operations

We offer pari-mutuel wagering on live greyhound racing events and greyhound, thoroughbred and harness racing events simulcast from other racetracks across the country.  We conduct eight live racing events each week, and offer wagering on simulcast racing events every day.  A live greyhound racing event typically consists of 15 greyhound races.  We typically simulcast between four and 21 racing programs per day.

Food and Beverage Operations

Food and beverage operations at our facility are comprised of a full-service 600-seat clubhouse restaurant in the upper level of the grandstand, a 180-seat buffet-style restaurant located in the Island Room and four concession stands, three lounges and two bars.

Please see the financial statements filed as part of this Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section for information regarding revenue, profit/loss and total assets for each segment of our business.

Marketing

Our marketing efforts are dedicated to media and promotional programs that aim to attract and retain gaming customers.  Our spending for media and promotional programs principally targets the major markets within a 100-mile radius around Wheeling, West Virginia, including the local regional area and the major cities of Akron, Canton and Youngstown, Ohio and Pittsburgh, Pennsylvania, and, in addition, Columbus, Ohio.

Our primary promotional tool used to develop customer loyalty is the Preferred Players Club, which we introduced in July 2000. The Preferred Players Club provides gaming customers with reward incentives for increased levels of play.  Beginning in October 2002, such reward incentives were revised to provide Preferred Players Club members with club points equal to a percentage for all gaming dollars played.  Prior to October 2002, reward incentives were comprised of monthly coupons provided to members based on their average level of play over the previous six months.  We administer the Preferred Players Club through the use of a player tracking system. The player tracking system also contains information concerning customer preferences and interests that allows us to tailor our program rewards and other promotions accordingly. Total club membership in the Preferred Players Club as of December 31, 2002 exceeded 165,000 members.  In the future, we expect to strengthen the Preferred Players Club by improving the variety of rewards offered to members.

Our marketing efforts aimed at group sales represent an integral part of our marketing program. We offer group packages designed to cater to groups that travel by bus in an effort to attract customers from the outlying regions of our market area who would not normally drive to our facility. We provide incentives for these groups in the form of discounts on food and beverage services, as well as coupons that can be redeemed for slot machine gaming.  Due to our concentrated efforts on developing our group sales business, the bus traffic at our facility has grown significantly. For the year ended December 31, 2002, we had 3,169 bus groups visit our facility, as compared to 1,935 bus groups that visited our facility in the year 2001.

Our other marketing efforts include:

•                                          creative and highly publicized special events promotions directed at our current markets in West Virginia, Ohio and Pennsylvania;

•                                          cash and merchandise give-aways; and

•                                          food and beverage specials and local entertainment attractions.

Our marketing and promotional efforts include extensive use of direct mail, television, radio and print media advertising in our primary market.  During fiscal year 2002, we spent a total of $9.1 million on marketing and advertising programs.  Of this amount, $0.7 million was spent on media advertising and $8.4 million was spent on promotional programs, including all reward expenditures related to the Preferred Players Club.  For the year ended December 31, 2002, the allocation of our expenditure for media advertising was 61.0% on direct mail, 16.4% on newspapers, 2.4% on television, 9.8% on radio and 10.4% on billboard advertising.

Our goal is to attract customers by promoting our facility, including the new amenities and gaming space that will be available once the Wheeling Island expansion opens, as a complete entertainment complex offering a unique combination of quality racing, slot machine gaming, dining, special events and other entertainment options.

The Wheeling Island Expansion

To accommodate growing demand, in October 2001 we began the preparatory phase of the Wheeling Island expansion, a gaming and hotel expansion that will be connected to our existing gaming facility, by relocating utilities and parking space.  We have received approval for the expansion from the Lottery Commission and the West Virginia Racing Commission, or the Racing Commission.  On January 30, 2002, we received approval to increase our number of slot machines to 2,400.  Upon completion of the Wheeling Island expansion, we plan to have approximately 2,200 slot machines.  The Wheeling Island expansion is scheduled for completion in the third quarter of 2003.  However, construction projects, such as the Wheeling Island expansion, entail significant risks, including those arising from:

•             shortages of materials or skilled labor;

•             unforeseen engineering, environmental or geological problems;

•             work stoppages;

•             weather interference, including floods;

•             interference with existing operations; and

•             unanticipated cost increases.

Therefore, we cannot assure you that we will complete the construction on schedule, or at all.

Current plans for the Wheeling Island expansion include:

•             30,000 square feet of gaming area with 570 additional slot machines;

•             a 151-room hotel;

•             one fine dining restaurant, one casual dining restaurant, a food court and bar and lounge areas;

•             a 600-seat multi-purpose showroom; and

•             180 covered parking spaces plus additional outdoor parking spaces.

The 30,000 square feet of additional gaming space is planned to accommodate a total of 1,020 slot machines, 450 of which will be relocated from our existing gaming areas.  Among other features, the 151-room hotel will feature nine large suite-styled rooms.  The fine dining restaurant will offer a distinctly different menu from our other dining areas in order to provide a greater variety of food choices for our patrons.  The new covered parking capacity will have direct elevator access to the gaming area and hotel, which will provide greater security, comfort and convenience for our customers.  The multi-purpose showroom will be used as an entertainment venue for acts presented at our facility.  The showroom will also be used for large special events including conferences, banquets and other large catered events.  We believe that the addition of the meeting room space will enable us to attract conferences and catered events to the facility.  We believe that these events, which normally occur on weekdays, will increase our customer base on the weekdays, which traditionally have a lower number of customers.

Construction Budget and Schedule

We expect the cost of designing, developing, constructing and equipping the Wheeling Island expansion to be approximately $67.0 million, including architect fees.  In July 2002, we executed a guaranteed maximum price contract for the Wheeling Island expansion with our construction manager  Louis P. Ciminelli Construction Company, or Ciminelli Construction, which is expected to cover the so-called “hard” costs of the expansion construction.  The remainder of the costs not covered by this contract will include furniture and fixtures, gaming-related equipment and other equipment costs, including food and beverage equipment, computer equipment, security equipment and point of sale systems.

We cannot assure you that our plans and design for the Wheeling Island expansion will not experience cost or budget overruns or that we will complete the construction on schedule, or at all.

Design and Construction Team

We have selected Jeter, Cook & Jepson Architects, Inc., or JCJ, as the architect for the Wheeling Island expansion.  JCJ is based in Hartford, Connecticut and was founded in 1936.  JCJ is one of the country’s largest and most respected architectural firms, having completed over 3,000 successful building projects.  They have extensive experience in designing a variety of structures for public and private clients in the education, health care and hospitality/entertainment industries.  JCJ has completed several projects of varying size for a number of gaming clients including Foxwoods Resort Casino, Gila River Resort & Casino and the Cypress Bayou Casino.  We used JCJ’s architectural services in the past for the Island Room expansion, which was completed in June 2000.

Ciminelli Construction is overseeing all construction work being performed by subcontractors.  For this service, Ciminelli Construction receives a percentage fee based on the overall construction cost, excluding items furnished by us.  Ciminelli Construction is based in Buffalo, New York and was founded in 1961.  Ciminelli Construction serves many different private industries, including manufacturing, retail, lodging and sports entertainment, and has also completed projects for the public sector, including schools and courthouse facilities.  In addition to offering construction management services, Ciminelli Construction also has extensive experience as general contractor.  Some of Ciminelli Construction’s most noted clients include Ford Motor Company, State Farm Insurance and the Buffalo Niagara International Airport.

Market

Our primary market consists of the 100-mile radius area around Wheeling, West Virginia, including the major cities of Akron, Canton and Youngstown, Ohio and Pittsburgh, Pennsylvania, and, in addition, Columbus, Ohio.  Patrons from these major population areas enjoy convenient access to Wheeling Island via Interstate Route 70, a major four-lane highway adjacent to our property.  According to Lottery Commission data, racetrack gaming revenues (representing gross terminal income) generated in West Virginia were $595.9 million for the State’s fiscal year ended June 30, 2002, a 36.0% increase over the prior year period.  According to Lottery Commission data, during the most recent six-month period ended December 28, 2002, racetrack gaming revenues were $336.8 million, representing an increase of 22.4% over the same period in the prior year.

Our market share of statewide racetrack gaming revenue (representing gross terminal income) during the State’s fiscal year ended June 30, 2002 was 23.4%.  Our market share of statewide racetrack gaming revenue during the period from July 1, 2002 to December 28, 2002 was 21.5%.  As of December 28, 2002, we had 18.2% of the total number of slot machines operating in West Virginia.  The decline in our statewide market share is due to larger increases in the number of slot machines at other racetracks and the more favorable market demographics at the Charles Town, West Virginia racetrack located in the eastern most portion of the State.  The current market for our facility consists primarily of day-trip customers from the surrounding area who generally live within the 100-mile radius of our facility.  We believe that the location of our facility, along with the additional gaming capacity and amenities that will be available once the Wheeling Island expansion is completed, will enable us to grow our share of gaming revenues within our primary market.  We also believe that adding lodging, meeting rooms, entertainment and expanded food and beverage components will attract new customers in the outlying areas of our primary market who may be willing to drive farther for gaming activity because there will be a hotel facility for overnight stays.

Competition

The West Virginia Racetrack Video Lottery Act, or the Lottery Act, provides that only licensed greyhound or horse racing facilities that were licensed prior to January 1, 1994, and which conduct a minimum number of days of live racing, may offer slot machine gaming.  We are one of four licensed racing facilities that have approval to offer slot machine gaming in West Virginia.

We believe that the primary competitive factors in our industry are location, number of slot machines, types and prices of amenities, name recognition, customer service, overall atmosphere and availability and convenience of parking.  We face significant competition for wagering dollars from various different competitors in West Virginia, as well as in the adjacent states of Pennsylvania and Ohio.  Our principal direct competitor is Mountaineer Park, located approximately 50 miles to the north in Chester, West Virginia.  Mountaineer Park offers slot machine gaming, pari-mutuel wagering on live thoroughbred racing and simulcast thoroughbred, harness and greyhound events.  This gaming facility competes directly with us in attracting the western Pennsylvania market, including Pittsburgh, as well as the northern panhandle market of West Virginia and the feeder markets in northeastern Ohio.  Mountaineer Park currently offers more gaming machines and more amenities than we do, including a hotel facility.  We believe that our ability to compete with Mountaineer Park will be greatly enhanced when we open the Wheeling Island expansion in the third quarter of 2003, which will add many amenities to our facility.  We also believe that the impact of the expansion on our ability to compete with Mountaineer Park will be complemented by our location and accessibility.  Wheeling Island is located in the City of Wheeling, one of the major population centers of the northern panhandle market of West Virginia, while Mountaineer Park is located in the less populated Town of Chester.  Wheeling Island’s property is adjacent to Interstate Route 70, a major four-lane highway that provides customers with easy access to our facility, while Mountaineer Park is located on a two-lane state road.  Other than Mountaineer Park, there are currently no facilities offering competitive pari-mutuel live racing and slot machine gaming within a 150-mile radius of our facility.  In addition to our facility and Mountaineer Park, there are two facilities located in West Virginia that offer slot machine gaming.  However, these facilities are located more than 150 miles away from our facility in Charleston and Charles Town, West Virginia.  As a result, we believe that we do not compete to any significant extent with these facilities for customers.

To a lesser extent, we compete with Thistledown, located approximately 143 miles to the northwest in Cleveland, Ohio, Northfield Park, located approximately 150 miles to the north in Northfield, Ohio, The Meadows, located approximately 35 miles to the east in Washington, Pennsylvania and Beulah Park and Scioto Downs, located approximately 135 miles to the west in Columbus, Ohio.  These facilities offer pari-mutuel wagering but do not currently offer slot machine gaming.  If such facilities were to receive legislative approval to offer slot machine gaming, they would compete directly with us for gaming customers in our primary market.

On January 1, 2002, legislation became effective which authorized up to 9,000 video lottery terminals in adults-only facilities throughout West Virginia.  The legislation allows video lottery terminals in establishments licensed by the State to sell beer or other alcoholic beverages for consumption on the premises.  The allowed video lottery terminals have voucher-out functionality only and a $2.00 bet limit. No more than five video lottery terminals are allowed in each establishment licensed to sell alcoholic beverages that have been approved to operate these video lottery terminals.  No more than ten video lottery terminals are allowed in each fraternal or veterans organization that has been approved to operate these video lottery terminals.  As of December 31, 2002, 4,785 of these video lottery terminals are licensed and operating in West Virginia.  We believe the existence of such video lottery terminals has not had an adverse impact on our business, financial condition or results of operations.

Pennsylvania and Ohio currently do not permit any form of casino gaming, including slot machine gaming.  However, as a result of greater budgetary pressures, states are increasingly looking to new sources of additional revenue, which may include gaming.  In the past, bills have been introduced in the Pennsylvania legislature to legalize slot machine gaming at racetracks, none of which has successfully passed.  Currently, there are several such bills pending in the Pennsylvania legislature.  We are uncertain at this time whether these bills, or any other similar bills, will be passed in Pennsylvania.  To the extent that either Pennsylvania or Ohio legalizes any form of casino gaming, or if additional gaming were approved in West Virginia, our slot machine gaming operations would compete with any new gaming facilities that opened as a result of such legislation.  For example, if gaming similar to that which has been approved in West Virginia, is approved in Pennsylvania and Ohio, there would be four racetracks in Pennsylvania and seven racetracks in Ohio that could potentially compete with us for gaming customers.  In addition, increased competition could result from other nearby states allowing  expanded casino gaming, or gaming machines that are not offered by us, as well as other forms of gaming not currently available in West Virginia.  In addition, if Internet gaming were legalized, we might lose customers to that medium.

We also compete with statewide lotteries in West Virginia, Pennsylvania and Ohio and live and simulcast pari-mutuel wagering in Pennsylvania and Ohio.  In addition, we generally compete with other entertainment options available to consumers.

Intellectual Property Rights

We operate using the names “Wheeling Island” and “Wheeling Island Racetrack & Gaming Center” and the associated logos.  We have registered the domain name of our Internet site www.wheelingisland.com.  We believe that the use of our name has helped us establish a well-known reputation in the local gaming market.  We believe that the use of the “Wheeling Island” brand name contributes significantly to obtaining new customers in our market and to expanding our market.  We do not have any patents or any other major brand names that are material to our operations.

Suppliers

We contract for the supply of numerous goods and services.  Our significant agreements with suppliers are for totalisator services, video and peripheral equipment, communication and slot machine gaming supplies, the supply of beer and other alcoholic products and fresh and frozen food products.  These services generally are provided under short-term agreements.

Employees

As of December 31, 2002, we employed approximately 576 persons, 435 of whom were full-time employees and 141 of whom were part-time employees.  The United Food and Commercial Workers Union, Local 23 represents approximately 220 employees in our pari-mutuel, maintenance, cleaning and slot machine gaming operations departments.  Our collective bargaining agreement with the United Food and Commercial Workers Union, Local 23 expired on February 28, 2003 and a renewal is currently being negotiated.

The Hotel Employees and Restaurant Employees Union, Local 57 represents approximately 145 employees in our food and beverage department and 31 employees in our security department under separate collective bargaining agreements.  The collective bargaining agreement with the food and beverage employees expires on June 22, 2004, and the collective bargaining agreement with the security department employees expires on April 30, 2003.  We believe that we generally have satisfactory relations with our employees and with both unions.  We anticipate that the number of employees will increase materially in connection with the anticipated opening of the Wheeling Island expansion in 2003.

The United Food and Commercial Workers Union, Local 23 recently made a request for recognition as the bargaining representative for 32 employees who serve as patrol judges, leadouts, boxmen, brakemen, veterinary assistants and starters and who are not currently represented by a union.  On February 28, 2003, the United Food and Commercial Workers Union commenced an action under the West Virginia Labor-Management Relations Act for the Private Sector seeking an election with respect to its request to serve as the bargaining agent for this additional group of employees.  If this effort for union representation is successful, we believe that it will not materially affect our business, financial condition or results of operations.

Security and Controls

We employ stringent security measures at our facility to provide maximum safety to our customers and employees and protecting company assets.  These programs include 24-hour security surveillance of the entire facility, 24-hour stationed security guards on the gaming floor and in the gaming money room and security guard escorts for all money transfers to and from the gaming money room.  In addition, we have designed and implemented a comprehensive program of accounting internal controls that further provide for the safeguarding of all company assets.

Regulation and Licensing

The “West Virginia Lottery Regulations” section below references the terms “video lottery games” and “video lottery gaming” as those terms are used in the Lottery Act.  It should be noted that such terms as defined by current statute encompass all slot machine gaming, including mechanical spining reel slot machines with coin-out functionality.

General

Our operations are subject to extensive state and local regulations.  Our ability to remain in business and to operate profitably depends upon our continued ability to satisfy all applicable gaming laws and regulations.

West Virginia Racing Regulations

Our greyhound racing operations are subject to extensive regulation by the Racing Commission.  The powers and responsibilities of the Racing Commission include, among other things:  (i) granting permission annually to maintain racing licenses and schedule race meets; (ii) approving simulcasting activities; (iii) licensing all of our officers, directors, racing officials and certain other employees; and (iv) approving all of our contracts that affect our racing and pari-mutuel wagering operations.  Such powers and responsibilities extend to the approval and/or oversight of all aspects of racing and pari-mutuel wagering operations.  In order to conduct simulcast racing, we are required under West Virginia law to hold a minimum of 220 live race days each year.  During 2002 we conducted a total of 312 live race days.  In addition, certain activities, such as simulcasting races, require the consent of the representatives of a majority of the greyhound owners and trainers at our facility.

Our export simulcast activities that occur outside of West Virginia are subject to regulation by other state racing commissions that prohibit us from accepting off-track wagering on simulcast racing without the approval of the Racing Commission and, subject to certain exceptions, of any other currently operating track within 60 miles or, if none, of the closest racetrack in any adjoining state.  We have received all necessary approvals to conduct our current operations.  However, such approvals are subject to renewal and approval annually.  The failure to receive or retain approvals or renewals of approvals, or a delay in receiving such approvals and renewals, could cause the reduction or suspension of racing, pari-mutuel wagering and gaming operations at our facility and have a material adverse effect on our business, financial condition and results of operations.

West Virginia Lottery Regulations

The operation of video lottery games in West Virginia is subject to the Lottery Act.  Licensing and regulatory control are provided by the West Virginia Lottery Commission.  The Lottery Act provides that only licensed greyhound or horse racing facilities that were licensed prior to January 1, 1994 and conduct a minimum number of days of live racing may offer video lottery gaming.  There are only four facilities that qualify under this legislation, including us.  Accordingly, we must comply fully with regulations of the Racing Commission to qualify for our license under the Lottery Act and maintain our video lottery gaming operations.

The Lottery Act requires that we be subject to a written agreement with the greyhound owners, breeders and trainers who race greyhounds at our facility, and we are party to such an agreement.  The Lottery Act also requires that we be subject to an agreement with the pari-mutuel clerks who work at our facility and we are party to such an agreement.  The absence of an agreement with the kennels or the pari-mutuel clerks, or the termination or non-renewal of such agreements, would have a material adverse effect on our business, financial condition and results of operations.

The Lottery Commission has broad powers to approve and monitor all operations of the gaming machines, the specification of the machines and the interface between the terminals and the West Virginia Central Lottery System.  The Lottery Commission also acts upon our requests for increases in the number of gaming machines.  The Lottery Commission’s denial of a request to increase the number of machines at our facility could limit our growth and thus adversely affect our business, financial condition and results of operations.  In addition, the Lottery Commission licenses all persons who control or are key personnel of our gaming operations to ensure their integrity and absence of any criminal involvement.

The conduct of gaming by a racing facility is subject to the approval of the voters of the county in which the facility is located.  If such approval is obtained, the facilities may continue to conduct video lottery activities unless the matter is resubmitted to the voters pursuant to a petition signed by at least 5.0% of the registered voters, who must wait at least five years from the approval to bring such a petition. If approval is denied, another vote on the issue may not be held for two years. Gaming was approved in Ohio County, the location of Wheeling Island, in May 1994.  If such approval were ever revoked, it would have a material adverse effect on our business, financial condition and results of operations.

Under the Lottery Act, racetracks that conduct video lottery gaming, as well as persons who service and repair gaming machines and validation managers (persons who perform video lottery ticket redemption services), are required to be licensed by the Lottery Commission.  The licensing application procedures are extensive and include inquiries into, and an evaluation of, the character, background (including criminal record, reputation and associations), business ability and experience of an applicant and the adequacy and source of the applicant’s financing arrangements.  In addition, a racetrack applicant must hold a valid racing license and post a bond or irrevocable letter of credit in such amount as the Lottery Commission shall determine.  No license will be granted until the Lottery Commission determines that each person who has “control” of an applicant meets all of the applicable licensing qualifications.  Persons deemed to have control of a corporate applicant include (i) any holding or parent company or subsidiary of the applicant who has the ability to elect a majority of the applicant’s board of directors or to otherwise control the activities of the applicant and (ii) key personnel of an applicant, including any executive officer, employee or agent who has the power to exercise significant influence over decisions concerning any part of the applicant’s business operations.

Video lottery machines may only be operated in the grandstand building of a racetrack where pari-mutuel wagering is permitted; provided, however, that if a racetrack was authorized by the Lottery Commission prior to November 1, 1993 operate video lottery machines in another area of the racetrack’s facilities, such racetrack may continue to do so.  Our competitor Mountaineer Park is the only facility to benefit from such provision, and has lottery machines at the hotel on its premises.

The Lottery Act imposes extensive operational controls relating to, among other matters, security and supervision, access to the machines, hours of operation, general liability insurance coverage and machine locations.  In addition, the Lottery Act prohibits the extension of credit for video lottery play, and requires Lottery Commission approval before any advertising and promotional activities for video lottery gaming are conducted.  The Lottery Act provides for criminal and civil liability in the event of specified violations.

All revenues derived from the operation of video lottery games must be deposited with the Lottery Commission to be shared in accordance with the provisions of the Lottery Act.  Under such provisions, each racetrack must electronically remit to the Lottery Commission its “gross terminal income” (total amounts wagered, net of winning patron payouts).  To ensure the availability of such funds to the Lottery Commission, each racetrack must maintain in its account an amount equal to or greater than the gross terminal income to be remitted.  If a racetrack fails to maintain this balance, the Lottery Commission may disable all of the racetrack’s video lottery machines until full payment of all amounts due is made.

By Lottery Commission directive, all of our slot machines were required to be connected to the SAMS 4.6 IGT central system maintained by the Lottery Commission.  If the operation of the central system was disrupted for any reason, we believe that the Lottery Commission would suspend all gaming operations within the State until normal operation of the system was restored.  Any such suspension could cause a material disruption of our gaming operations and have a material adverse effect on our business, financial condition and results of operations.

Pursuant to the regulatory authority of both the Racing Commission and the Lottery Commission, we may be investigated by either body at any time.  Accordingly, we must comply with all gaming laws at all times.  Should either body consider us to be in violation of any of the applicable laws or regulations, each has the plenary authority to suspend or rescind our licenses.  Should we fail to comply, our business could be materially adversely affected.

State and Federal Simulcast Regulation

In accordance with the agreements with the kennels, we have agreed upon the allocation of our revenues from import simulcast wagering to the purse funds.  Because we cannot conduct import simulcast wagering in the absence of the agreements with the kennels, the termination or non-renewal of any of these agreements could have a material adverse effect on our business, financial condition and results of operations.

Compliance with Other Laws

We are also subject to a variety of other rules and regulations, including zoning, construction and land-use laws and regulations in West Virginia governing the serving of alcoholic beverages.  We derive a significant portion of our other revenues from the sale of alcoholic beverages to patrons of our facilities. Any interruption or termination of our existing ability to serve alcoholic beverages would have a material adverse effect on our business, financial condition and results of operations.

Restrictions on Share Ownership and Transfer

The Lottery Act provides that a transfer of more than 5.0% of the voting stock of a corporation that controls a gaming license may only be to persons who have met the licensing requirements of the Lottery Act, or which transfer has been pre-approved by the Lottery Commission.  Any transfer that does not comply with this requirement voids the license.

Our operations are subject to extensive government regulations and could be subjected at any time to additional or more restrictive regulations, which could have a negative effect on our business.

ITEM 2.  PROPERTIES

Wheeling Island Racetrack & Gaming Center, which we own, is situated on approximately 62 acres of land on Wheeling Island on the Ohio River in Wheeling, West Virginia.

We operate out of approximately 174,000 square feet.  We are currently planning the Wheeling Island expansion that will add an additional 30,000 square feet of gaming space and hotel, food and beverage areas, additional parking facilities and entertainment options.

In October 2001, we purchased 24 acres of land located at the northern limit of the Village of Beech Bottom, Brooke County, West Virginia, approximately 13 miles from our facility.  Prior to purchasing this property, we received approval from the Racing Commission to relocate our greyhound kennel complex to this new site.  The construction of the new kennel facilities began in December 2001 and was completed in July 2002.

ITEM 3.  LEGAL PROCEEDINGS

We are a co-defendant in litigation brought against an independent kennel for the loss of 14 racing greyhounds.  In October 2002, the plaintiffs were awarded a judgment which, with accrued interest from the date of the loss, currently amounts to approximately $900,000.  We were found to have committed no negligent act in connection with the loss of the greyhounds, but the plaintiffs seek to hold us jointly and severally liable with the negligent kennel operator based on the theory that we and the kennel were engaged in a joint venture.  We deny any liability or financial responsibility for the loss, and we believe the availability of insurance coverage and the possibility of legal recourse by us against the kennel will result in this matter having no material adverse impact on us.

We are a party to a number of other legal proceedings that have arisen in the ordinary course of our business. We believe that the outcome of such proceedings will not have a material adverse effect on our operating results or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented below as of and for the five years ended December 31, 2002 has been derived from our audited consolidated financial statements.  The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those consolidated financial statements and related notes thereto which are included elsewhere herein.

	Year Ended December 31,
	(dollars in thousands, except ratios)
	2002	2001(2)	2000	1999	1998

Statement of Operations Data:
Operating revenue:
Gaming revenue (1)	$79,132	$67,847	$46,807	$25,613	$22,895
Pari-mutuel revenue	8,847	9,470	9,205	9,245	9,464
Food and beverage revenue	4,913	4,502	3,875	2,539	2,514

Total operating revenue	92,892	81,819	59,887	37,397	34,873

Operating expenses:
Purse expense–gaming	16,883	15,007	10,624	5,788	5,151
Other gaming costs	12,876	9,848	7,961	5,805	6,245

Gaming expenses	29,759	24,855	18,585	11,593	11,396

Purse expense–pari-mutuel	1,916	2,018	2,088	2,080	2,155
Pari-mutuel and admissions	2,311	2,603	2,459	2,177	2,015
Facilities and maintenance	2,216	2,301	1,975	1,921	1,746
Racing and marketing	2,264	2,398	2,058	2,069	1,840

Pari-mutuel expenses	8,707	9,320	8,580	8,247	7,756

Food and beverage expenses	5,618	4,083	3,131	1,989	1,838

Management fees (3)	—	25,521	15,162	13,939	11,275
General and administrative (4)	3,909	3,069	1,935	1,617	1,400
Depreciation and amortization	7,483	3,703	2,566	875	902

Total operating expenses	55,476	70,551	49,959	38,260	34,567

Income (loss) from operations	37,416	11,268	9,928	(863)	306

Interest income (expense), net	(13,939)	(1,427)	(458)	135	75
Other income (expense), net	(333)	(69)	—	—	—

Income (loss) before income tax	23,144	9,772	9,470	(728)	381
Income tax expense (benefit)	8,303	3,313	3,266	(202)	180

Net income (loss)	$14,841	$6,459	$6,204	$(526)	$201

Operating Data:
Gross terminal income (5)	$149,137,640	$116,297,474	$77,512,872	$41,982,562	$37,533,203
Number of slot machines (6)	1,623	1,537	1,280	800	705
Slot machine win per unit per day (7)	$267.87	$239.39	$220.76	$179.98	$153.68

Balance Sheet Data:
Cash and cash equivalents	$9,014	$9,903	$5,020	$7,298	$2,408
Total assets	185,740	168,107	37,843	24,994	15,015
Total long term debt	126,500	125,000	14,500	—	—
Shareholders’ equity	27,488	12,647	18,817	12,613	13,139

(1)                                  Gaming revenues represent gross revenues from slot machine gaming, or total amounts wagered, net of winning patron payouts (the “gross terminal income”) less (i) a fee of up to 4.0% of gross terminal income paid to the Lottery Commission for administering slot machine gaming at the licensee’s race track (the “administration fee”), (ii) a tax of 30.0% of net terminal income (gross terminal income less the administration fee, “NTI”) paid to the State’s general revenue fund and (iii) an amount of 9.0% of NTI to be paid to various state funds, including funds for tourism promotion, Ohio County, employee pension programs and other programs.  All revenues derived from the operation of slot machines must initially be deposited with the Lottery Commission to be shared in accordance with the provisions of the Lottery Act. Prior to legislative changes, which became effective as of July 1, 2001, the State refunded the portion of the administration fee in excess of the Lottery Commission’s administrative expenses.  In April 2001, the West Virginia legislature adopted new legislation, effective as of July 1, 2001, which authorized an increase in West Virginia’s share of NTI above a predetermined level, defined as the NTI generated for the State’s fiscal year ended June 30, 2001.  The State will deduct a 10.0% surcharge from NTI in excess of the predetermined level.  The remainder of the excess NTI will be divided as follows: 50.0% is returned to the racetrack (of which 8.0% represents supplemental purse expense), 41.0% is paid to the State’s general revenue fund and the remaining 9.0% is divided among various state funds.  Of the total 10.0% surcharge, 42.0% is deposited in a capital reinvestment account attributable to each racetrack.  The racetrack is entitled to recoup monies in the capital reinvestment account for certain types of capital improvements made at the racetrack on a dollar-for-dollar basis.  This legislation also eliminated the refund of the portion of the administration fee in excess of the Lottery Commission’s administrative expenses.

We accrue the expected surcharge amount ratably during the year based upon estimates of the actual amounts expected to be paid in each State fiscal year.  The recoupment of amounts held in the capital reinvestment account, and a similar fund held by the Racing Commission to be used for racetrack capital improvements, are included in gaming revenues during the period in which approved qualifying expenditures are made.  Excess qualifying expenditures may be carried forward for recoupment in future periods, subject to certain statutory limitations.

During 2002, 2001 and 2000, we offered incentives to members of the Preferred Players Club in the form of coupons redeemable for cash.  Such coupon redemptions are deemed to be rebates or cash incentives.  Accordingly, such rebates totaling $3.9 million, $1.6 million and $0.1 million for the years ended December 31, 2002, 2001 and 2000, respectively, have been classified as a reduction of gaming revenues.

(2)                                  On December 19, 2001, we redeemed WHX’s entire equity interest for total consideration of $105.0 million (the Stock Purchase Transaction).  Of the $105.0 million total consideration, $90.0 million is attributable to the purchase price of the shares and $15.0 million is attributable to a non-compete covenant whereby WHX is prohibited from engaging in any business which is the same as, substantially similar to, or directly competitive with the business activities conducted by us for a period of five years.  The Stock Purchase Transaction was accounted for using the purchase method in accordance with Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”.  Accordingly, the values of our tangible and intangible assets were increased by 50.0%. of the difference between the carrying value and the fair value of the assets.  See Note 2 to the Consolidated Financial Statements.

(3)                                  Historically, we recorded and paid management fees to two shareholders based on the total operating revenues of the preceding year pursuant to management services agreements that terminated upon consummation of the Stock Purchase Transaction.

(4)                                  Effective December 20, 2001, Wheeling Island entered into an administrative services agreement pursuant to which administrative fees are recorded and paid to Sportsystems.  Pursuant to this agreement, Sportsystems receives a fee that is equal to the greater of 1.5% of preceding year total operating revenues or $1.2 million per year.

(5)                                  Gross terminal income represents gross revenues from slot machine gaming, or total amounts wagered, net of winning patron payouts.

(6)                                  The number of slot machines are given as of the end of each period presented.

(7)                                  Slot machine win per unit per day refers to the gross terminal income for a given period divided by the average number of slot machines operating in that period divided by the number of days in that period.

ITEM 7.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

General

We own and operate Wheeling Island, a premier 174,000-square foot gaming and entertainment complex located in Wheeling, West Virginia, which offers slot machine gaming and live and simulcast pari-mutuel wagering.  We operate principally through three business segments:

•                                          Gaming Operations. The slot machine gaming segment is comprised of 1,623 slot machines situated within 33,160 square feet of gaming area.  Our slot machines include mechanical spinning reel slot machines and video lottery terminals with either coin-out or voucher-out functionality.  The gaming mix is comprised of 1,314 slot machines that dispense coins and 309 slot machines that dispense vouchers for patron winnings.  The gaming mix includes one progressive game that links multiple machines playing for a larger combined jackpot.

•                                          Pari-Mutuel Operations. The pari-mutuel operations segment consists of pari-mutuel wagering on live greyhound races and on greyhound, thoroughbred and harness events that are simulcast from other racetracks.  Our racetrack currently conducts eight live greyhound races each week and offers a mix of simulcast wagering every day.

                                                For the year ended December 31, 2002, we incurred an operating loss, prior to deducting administrative expenses, on our pari-mutuel wagering business that was offset by operating profits in our slot machine gaming business.  We are attempting to minimize or eliminate losses from our pari-mutuel wagering business by increasing marketing efforts, cutting costs and enhancing the quality of our greyhound racing activities.  Nonetheless, we cannot guarantee that this strategy will prove successful, that our unprofitable operations can become profitable or that if they become profitable, will continue to be profitable.  We are required to continue our pari-mutuel wagering business in order to maintain our gaming license.

•                                          Food and Beverage Operations. The food and beverage operations include a full-service 600-seat clubhouse restaurant, a 180-seat buffet-style restaurant, four concession stands, three lounges and two bars.

Stock Purchase Transaction

We were formerly an equally owned subsidiary of Sportsystems and WHX Entertainment Corp., or WHX.  On December 19, 2001, we redeemed WHX’s entire equity interest for total consideration of $105.0 million, or the Stock Purchase Transaction.  Of the $105.0 million total consideration, $90.0 million is attributable to the purchase price of the shares and $15.0 million is attributable to a non-compete covenant whereby WHX is prohibited from engaging in any business which is the same as, substantially similar to, or directly competitive with our business activities for a period of five years.  The Stock Purchase Transaction was accounted for using the purchase method in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”.  Accordingly, the values of the acquired tangible and intangible assets were increased by 50.0% of the difference between the carrying value and the fair value of the assets.

Administrative Services Agreements

Simultaneously with the issuance of $125.0 million of unsecured senior notes in December 2001, we entered into an administrative services agreement with Sportsystems and Delaware North.  Pursuant to this administrative services agreement, Sportsystems receives an annual administrative services fee that is equal to the greater of 1.5% of preceding year total operating revenues or $1.2 million for certain administrative support services provided to us by Sportsystems and Delaware North.

Wheeling Island Expansion

To accommodate growing demand, we began developing the Wheeling Island expansion in October 2001.  The Wheeling Island expansion is a gaming and hotel expansion that will be adjacent to and connected with our existing gaming facility.  The construction phase of the Wheeling Island expansion has commenced, and in July 2002 we executed a construction management agreement with Ciminelli Construction.  Current plans for the Wheeling Island expansion include:

•             30,000 square feet of gaming area with 570 additional slot machines;

•             a 151-room hotel;

•             one fine dining restaurant, one casual dining restaurant, a food court and bar and lounge areas;

•             a 600-seat multi-purpose showroom; and

•             180 covered parking spaces plus additional outdoor parking spaces.

We expect the cost of designing, developing, constructing and equipping the Wheeling Island expansion to be approximately $67.0 million, including architect fees.  We expect to complete the expansion and open the new area for gaming in the third quarter of 2003.  During 2002 and 2001, we incurred capital expenditures relating to the Wheeling Island expansion of $21.6 million and $2.2 million, respectively.

Critical Accounting Policies

Our critical accounting policies are described in the notes to the Consolidated Financial Statements.  We believe the following represent our critical accounting policies.

Revenue Recognition

Gaming revenues represent gross revenues from slot machine gaming, or total amounts wagered, net of winning patron payouts (the “gross terminal income”) less (i) a fee of up to 4.0% of gross terminal income paid to the Lottery Commission for administering slot machine gaming at the licensee’s race track (the “administration fee”), (ii) a tax of 30.0% of net terminal income (gross terminal income less the administration fee) paid to the State’s general revenue fund and (iii) an amount of 9.0% of net terminal income “NTI” to be paid to various state funds, including funds for tourism promotion, Ohio County, employee pension programs and other programs.  All revenues derived from the operation of slot machines must initially be deposited with the Lottery Commission to be shared in accordance with the provisions of the Lottery Act.  Prior to legislative changes, which became effective as of July 1, 2001, the State refunded the portion of the administration fee in excess of the Lottery Commission’s administrative expenses.

In April 2001, the West Virginia legislature adopted new legislation, effective as of July 1, 2001, which authorized an increase in West Virginia’s share of NTI above a predetermined level, defined as the NTI generated for the State’s fiscal year ended June 30, 2001.  The State deducts a 10.0% surcharge from NTI in excess of the predetermined level.  The remainder of the excess NTI is divided as follows: 50.0% is returned to the racetrack (of which 8.0% represents supplemental purse expense), 41.0% is paid to the State’s general revenue fund and the remaining 9.0% is divided among various state funds.  Of the total 10.0% surcharge, 42.0% is deposited in a capital reinvestment account attributable to each racetrack.  The racetrack is entitled to recoup monies in the capital reinvestment account for certain types of capital improvements made at the racetrack on a dollar-for-dollar basis.  This legislation also eliminated the refund of the portion of the administration fee in excess of the Lottery Commission’s administrative expenses.

The expected surcharge amount is accrued ratably during the year based upon estimates of the actual amounts expected to be paid in each State fiscal year.  The recoupment of amounts held in the capital reinvestment account, and a similar fund held by the Racing Commission to be used for racetrack capital improvements, are included in gaming revenues during the period in which approved qualifying expenditures are made.  Excess qualifying expenditures may be carried forward for recoupment in future periods, subject to certain statutory limitations.  During 2002 and 2001, State surcharge amounts of $4.5 million and $1.5 million, as well as recognized recoupments of $2.4 million and $1.4 million, respectively, were recognized as elements of gaming revenue.  At December 31, 2002, we had made $0.8 million of unreimbursed capital expenditures, which will be recouped from future distributions to the capital reinvestment account.

The Emerging Issues Task Force (EITF) reached a consensus on certain issues within Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer” (EITF 01-09).  Application of EITF 01-09 is required for interim and annual periods beginning after December 15, 2001.  EITF 01-09 requires rebates or cash consideration given by a vendor to a customer to be classified as a reduction in selling price of the vendor’s product, and therefore should be characterized as a reduction of revenue when recognized in the vendor’s income statement.  During 2002, 2001 and 2000, we offered incentives to members of our Preferred Players Club in the form of coupons redeemable for cash.  Under EITF 01-09, such coupons are deemed to be rebates or cash incentives.  Rebates of $3.9 million have been classified as a reduction of revenues in 2002.  Accordingly, $1.6 million and $0.1 million for the years ended December 31, 2001 and 2000, respectively, previously recorded as promotional expenses, have been reclassified to conform to the current presentation with no effect on previously recorded operating income or net income.

Pari-mutuel revenue represents commissions earned from on-site pari-mutuel wagering during live racing and simulcasting, net of State pari-mutuel taxes and simulcast commissions paid.  These commissions are calculated as specified by applicable State statutes based on percentages applied to various types of pari-mutuel wagering pools.  State pari-mutuel taxes and simulcast commissions paid are based on specified percentages of the wagering pools.  We also receive commissions for simulcasting our events to other racetrack facilities.  These commissions are based upon contractual percentages of amounts wagered or stated amounts per performance.  A portion of the pari-mutuel revenue and interest earned thereon are restricted by statute for capital improvements and other specific uses, and are deposited in a segregated account.  Restricted commissions amounted to $0.4 million in each of the years 2002, 2001 and 2000.  At December 31, 2002, we had made unreimbursed qualifying expenditures of $28.6 million, which are reimbursable from future restricted commissions earned.

Food and beverage revenue is recognized at the time of the sale to customers.  Revenue does not include the retail value of food and beverage provided gratuitously to customers.

Valuation of Long-Lived Assets, Including Goodwill and other Intangible Assets

The carrying value of long-lived assets, including goodwill and other intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  The recoverability of the carrying value of long-lived assets, other than goodwill and indefinite-lived intangible assets, is assessed by estimating the undiscounted cash flows that are directly associated with and expected to arise from the use of and eventual disposition of such assets over their respective estimated useful lives.  If the carrying value of the assets exceeds the estimated undiscounted cash flows, an impairment charge is recorded to the extent the carrying value of the long-lived asset exceeds its fair value.  Fair value is determined through the performance of internal analysis of discounted cash flows.  The undiscounted and discounted cash flow analyses are based on a number of estimates and assumptions, including the expected period over which the asset will be utilized, projected future operating results of the assets, discount rate and long-term cash flow growth rate.

To assess goodwill and indefinite-lived intangible assets for impairment, an assessment of the carrying value of the Company is performed on an annual basis or when events and changes in circumstances occur that would more likely than not reduce the fair value of the Company below carrying value.  If the carrying value of the Company exceeds its fair value, the second step in the assessment process would be performed and an impairment charge to earnings would be recorded to the extent the carrying amount of the Company’s goodwill and indefinite-lived intangible assets exceed its implied fair value.  The fair value is estimated through internal analysis, which utilizes an income valuation approach through the application of the traditional discounted cash flow method.  The cash flows associated with the traditional discounted cash flow method are based on a number of estimates and assumptions, including the determination of reporting units, the projected future operating results of the reporting unit, discount rate, long-term growth rate and appropriate market comparables.

Preferred Players Program

Many of our customers are members of our frequent player program called the Preferred Players Club. The Preferred Players Club is a promotional tool used to develop customer loyalty by providing customers with reward incentives for increased levels of play.  Club members can accumulate points for slot wagering that can be redeemed for cash, food and beverages and retail products.  A liability is recorded for the estimated value of the unredeemed points.  The estimated value of the unredeemed points is based on the total value of the unredeemed points adjusted by the Company’s historical redemption rate. Points redeemed for cash are recognized as a reduction in revenues while points redeemed for food and beverage and other retail products are recognized as promotional expenses.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets,” which are effective July 1, 2001 and January 1, 2002, respectively.  The provisions of SFAS No. 141 (i) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (ii) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill and (iii) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized.  SFAS No. 141 also requires that upon adoption of SFAS No. 142 the carrying amounts of certain intangible assets be reclassified into or out of goodwill based on certain criteria.  SFAS No. 142 supersedes Accounting Principles Board No. 17, “Intangible Assets,” and is effective for fiscal years beginning after December 15, 2001, as well as for goodwill and other intangible assets that arose from a business combination completed after June 30, 2001.  SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition.  The provisions of SFAS No. 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (iii) require that reporting units be identified for the purpose of assessing potential future impairment of goodwill and (iv) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.  The Company has completed its annual impairment assessment required pursuant to SFAS 142 and has determined that no impairment change is warranted.

We adopted the provisions of SFAS No. 141 and No. 142 with the accounting for the Stock Purchase Transaction.  Prior to the Stock Purchase Transaction, we had insignificant balances related to goodwill and other intangible assets and, accordingly, the application of the provisions of SFAS No. 141 and SFAS No. 142 did not have a material impact on our financial position and results of operations.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which will be effective January 1, 2003.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 requires that the fair value of liability of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as a part of the carrying amount of the long-lived asset.  We adopted SFAS No. 143 on January 1, 2003 and do not expect a material impact on our consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and addresses financial accounting and reporting for impairment of long-lived assets to be held and used, and long-lived assets and components of an entity to be disposed of.  We adopted SFAS No. 144 on January 1, 2002, which had no impact on our financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 requires obligations associated with disposing of operations to be recognized and measured at fair value when certain liabilities are incurred.  The current accounting guidance allows for recognition of liabilities on the commitment date of a disposal or exit plan.  We adopted SFAS No. 146 on January 1, 2002.  The adoption of SFAS No. 146 had no impact on our financial position and results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).  FIN 45 requires a guarantor to (i) include disclosure of certain obligations and (ii) if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee.  The disclosure provisions of the FIN 45 are effective for financial statements of interim or annual reports that end after December 15, 2002.  The adoption of FIN 45 had no impact on our disclosures as of December 31, 2002.  The recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 29, 2002.  We do not expect FIN 45 to have a material effect on our financial position or results of operations.

Results of Operations

The following table summarizes business segment revenue as a percentage of total operating revenue for the years ended 2002, 2001 and 2000.

	Year Ended December 31,
	2002	2001	2000
Revenue by Business Segment

Gaming Revenue	85.2%	82.9%	78.2%
Pari-Mutuel Revenue	9.5%	11.6%	15.4%
Food & Beverage Revenue	5.3%	5.5%	6.4%

Total	100.0%	100.0%	100.0%

2002 Compared to 2001

Gaming revenues were $79.1 million for the year ended December 30, 2002, an increase of $11.3 million, or 16.6%, from $67.8 million for the year ended December 31, 2001.  The increase was due to an expansion of our gaming operations in December 2001 and further increases in the number of slot machines during 2002.  In December 2001, we increased the number of slot machines from 1,400 to 1,537.  During 2002, the number of machines was increased from 1,537 at December 31, 2001 to 1,623 at December 31, 2002.  In addition, during 2002 we continued to increase spending on our marketing and promotions initiatives, including the expanded use of promotional programs and increased spending on the Preferred Players Club.  The increase in gaming revenues during 2002 was achieved despite the loss of the reimbursement of a portion of the administrative fee paid to the Lottery Commission.  Such reimbursment equaling $1.8 million in 2001 became non-recurring as a result of new legislation eliminating the reimbursement, which became effective July 1, 2001.  In addition, such legislation lowered the percentage of gross terminal income (net of administrative fee) received as revenue for all gross terminal income amounts (net of administrative fee) above a predetermined level.  As a result, gaming revenue derived from slot machines as a percentage of gross terminal income decreased from 57.7% to 55.3%.  Without such legislation, gaming revenues would have increased an additional $5.5 million.

Gaming expenses were $29.8 million for the year ended December 31, 2002, an increase of $4.9 million, or 19.7%, from $24.9 million for the prior year.  The increase was due to a $3.0 million increase in other gaming costs and a $1.9 million increase in gaming purse expense.  The $3.0 million increase in other gaming costs was due to a $1.9 million increase in marketing and promotions expense, a $0.6 million increase in payroll related gaming costs and a $0.2 million increase in insurance costs.  The increase in marketing and promotions expense was due to increased promotions efforts, including increased spending on the Preferred Players Club.  The increase Preferred Players Club spending resulted from increasing the rewards provided to the Players and an increase in player membership from 107,876 at December 31, 2001 to 167,405 at December 31, 2002.  The $0.6 million increase in gaming related payroll costs was due to the increased number of slot machines and increased levels of play.  The $0.2 million increase in insurance costs was due to higher premiums paid for liability and property coverage.  The $1.9 million increase in gaming purse expense was directly attributable to the $32.8 million increase in gross terminal income to $149.1 million for the year ended December 31, 2002 from $116.3 million for the prior year.  The increase in gaming purse expense during 2002 occurred despite the loss of the purse distribution representing a portion of the administrative fee reimbursement received from the Lottery Commission.  Such purse distribution equaling $0.4 million in 2001 became non-recurring as a result of new legislation eliminating the administrative fee reimbursement, which became effective July 1, 2001.  In addition, such legislation lowered the percentage of gross terminal income (net of administrative fee) distributed to purses for all gross terminal income amounts (net of administrative fee) above a predetermined level.  As a result, gaming purse expense as a percentage of gross terminal income decreased from 12.6% to 11.3%.  Without such legislation, gaming purse expense would have increased by an additional $2.2 million.

Pari-Mutuel Operations

Pari-mutuel revenues for the year ended December 31, 2002 were $8.8 million, a decrease of $0.7 million, or 6.6%, from $9.5 million for the prior fiscal year.  The decrease in pari-mutuel revenues was due to a $3.3 million decrease in wagering handle on our live races.

Pari-mutuel expenses were $8.7 million for the year ended December 31, 2002, a decrease of $0.6 million, or 6.6%, from $9.3 million for the year ended December 31, 2001.  The decrease was due primarily to lower expenses associated with a $3.3 million decrease in wagering handle on our live races.

Food and Beverage Operations

Food and beverage revenues were $4.9 million for the year ended December 31, 2002, an increase of $0.4 million, or 9.1%, from $4.5 million for the year ended December 31, 2001.  The increase in food and beverage revenues can be attributed to a 14.5% increase in attendance during 2002 as compared to 2001.

Food and beverage expenses for the year ended December 31, 2002 were $5.6 million, an increase of $1.5 million, or 37.6%, from $4.1 million for the prior year.  Food and beverage expenses as a percentage of food and beverage revenues was 114.3% for the year ended December 31, 2002, which is higher than the prior year percentage of 90.7%.  Such increase was due to the expanded use of food and beverage price discounts and the complimentary drink service as promotional tools, and a $0.2 million increase in payroll costs associated with management staff additions.

Other Expenses

For the fiscal year ended December 31, 2001, a management fee expense of $25.5 million was recorded and no such expense was recorded for the year ended December 31, 2002.  Prior to the consummation of the Stock Purchase Transaction on December 19, 2001, management fees were calculated and paid in accordance with services agreements with the shareholders.  Such agreements were terminated upon completion of the stock purchase transaction, thereby discontinuing this expense.

General and administrative, or G&A, expenses were $3.9 million for the year ended December 31, 2002, an increase of $0.8 million, or 27.4%, from $3.1 million for the year ended December 31, 2001.  The increase in G&A expense was due to a $0.7 million increase in administrative services fees paid to the shareholders, a $0.5 million increase in payroll costs, and a $0.2 million increase in legal costs, offset by $0.5 million of non-recurring employment costs incurred last year and a $0.1 million decrease in consulting costs.  The $0.5 million increase in payroll costs was due primarily to the addition of management personnel needed to accommodate the anticipated growth of the gaming operation and other amenity offerings associated with the opening of the Wheeling Island expansion.

Depreciation and amortization expenses were $7.5 million for the year ended December 31, 2002, an increase of $3.8 million from the prior year.  The increase in depreciation and amortization expenses was due to $3.0 million of increased amortization expense attributable to the full year impact of a $15.0 million non-compete agreement with a prior shareholder and a $0.8 million increase in depreciation expense.  The $15.0 million non-compete agreement represents a portion of the total consideration paid for the stock purchased from that shareholder in the stock purchase transaction.  The Stock Purchase Transaction was completed on December 19, 2001.  During the twelve months ended December 31, 2002, $8.7 million of assets were added to our buildings, improvements and equipment accounts.  These assets are directly responsible for the $0.8 million increase in depreciation expense.

Interest expense was $13.9 million for the year ended December 31, 2002, an increase of $12.5 million from $1.4 million for the year ended December 31, 2001.  The increase in interest expense was due to a $12.9 million increase in interest expense and amortization of debt issuance costs associated with the full year impact of the December 2001 issuance of the $125.0 million of unsecured senior notes, $0.3 million of interest expense related to a 2002 review of our 1999, 2000 and 2001 federal income tax returns and $0.2 million of commitment fees associated with our $40.0 million revolving credit facility.  This was offset partially by $1.0 million of interest expense and amortization of debt issuance costs recorded last year relating to borrowings under a previous $20.0 million revolving credit facility, which were fully repaid from the proceeds of the issuance of the $125.0 million of the unsecured senior notes.

Income tax expense for the year ended December 31, 2002 was $8.3 million, an increase of $5.0 million from $3.3 million for the prior year.  The increase was directly attributable to the $13.3 million increase in income before taxes to $23.1 million for the year ended December 31, 2002 from $9.8 million for the year ended December 31, 2001.

2001 Compared to 2000

Gaming Operations

Gaming revenues were $67.8 million for the year ended December 31, 2001, an increase of $21.0 million, or 45.0%, from $46.8 million for the year ended December 31, 2000.  The increase was due primarily to the full twelve-month impact of the gaming expansion associated with the opening of the Island Room in June 2000.  The opening of the Island Room increased the number of slot machines from 800 to 1,280.  We further expanded our gaming operations during the year ended December 31, 2001 by increasing the number of slot machines from 1,280 to 1,537.  The increased number of slot machines led to higher gaming revenues during 2001.  In addition, we believe our increased focus on marketing and promotion efforts in 2001, including the full twelve-month impact of the Preferred Players Club first introduced in July 2000, contributed to increased gaming revenues.

Gaming expenses were $24.9 million for the year ended December 31, 2001, an increase of $6.3 million, or 33.7%, from $18.6 million for the year ended December 31, 2000.  The increase was due primarily to an increase in gaming purse expenses, which were $15.0 million for the twelve months ended December 31, 2001, an increase of $4.4 million, or 41.3%, from $10.6 million for the prior year. The increase in gaming purse expenses was due to the $38.8 million increase in gross terminal income to $116.3 million for the year ended December 31, 2001 from $77.5 million for the year ended December 31, 2000.  The effect of the increased gross terminal income was offset partially by the $1.1 million decrease in gaming purse expenses attributable to the impact of new legislation that became effective on July 1, 2001.  Such legislation lowered the percentage of gross terminal income (net of administrative fee) distributed to purses for all gross terminal income amounts (net of administrative fee) above a predetermined level.  Other gaming costs were $9.8 million for the year ended December 31, 2001, an increase of $1.8 million, or 23.7%, from $8.0 million for the year ended December 31, 2000.  The increase in other gaming costs was due to a $1.3 million increase in marketing and promotions expenses and a $0.6 million increase in gaming-related payroll costs associated with operating the Island Room gaming expansion for the full twelve-month period.

Pari-Mutuel Operations

Pari-mutuel revenues for the year ended December 31, 2001 were $9.5 million, an increase of $0.3 million, or 2.9%, from $9.2 million for the prior year.  The increase in pari-mutuel revenues was due to the full twelve-month impact of simulcast commissions received from simulcasting our live races to other racetracks, which began in July 2000.

Pari-mutuel expenses were $9.3 million for the year ended December 31, 2001, an increase of $0.7 million, or 8.6%, from $8.6 million for the year ended December 31, 2000.  The increase was due to a $0.3 million increase in racing costs related to the full twelve-month impact of simulcasting our live races to other racetracks and a $0.2 million increase in payroll-related maintenance costs.

Food and Beverage Operations

Food and beverage revenues were $4.5 million for the year ended December 31, 2001, an increase of $0.6 million, or 16.2%, from $3.9 million for the year ended December 31, 2000.  The full twelve-month impact of operating the 180-seat Island Room buffet-style restaurant, which first opened in June 2000, contributed $0.9 million to the increase and was offset partially by a $0.2 million decrease in concession stand sales.

Food and beverage expenses were $4.1 million for the year ended December 31, 2001, an increase of $1.0 million, or 30.4%, from $3.1 million for the prior year.  This increase was due to the $0.4 million increase in cost of sales associated with the $0.6 million increase in food and beverage revenues during the year and a $0.5 million increase in payroll costs related to operating the Island Room buffet for the full twelve-month period.  Food and beverage expenses as a percentage of food and beverage revenues was 90.7% for the year ended December 31, 2001, which compares unfavorably with the prior year percentage of 80.8%.  Such increase was due to the increased use of food and beverage price discounts as a promotional tool during the year ended December 31, 2001.

Other Expenses

Management fees totaled $25.5 million for the year ended December 31, 2001, an increase of $10.3 million, or 68.3%, from $15.2 million for the year ended December 31, 2000.  Management fees were calculated based on preceding year revenues.  The base of revenues used for the calculation of management fees for the year ended December 31, 2001 was $60.0 million, or $22.6 million higher than the revenues used for the calculation of management fees for the prior year.  Due to the termination of the management fees upon the closing of the $125.0 million of unsecured senior notes on December 19, 2001, the recorded management fee expense for the year ended December 31, 2001 was $0.5 million lower than the calculated amount for the full year.

G&A expenses were $3.1 million for the year ended December 31, 2001, an increase of $1.2 million, or 58.6%, from $1.9 million for the year ended December 31, 2000.  The increase in G&A expense was due principally to $0.5 million of non-recurring employment costs, $0.2 million of non-recurring consulting expenses and a $0.2 million increase in payroll-related costs.

Depreciation and amortization expenses were $3.7 million for the year ended December 31, 2001, an increase of $1.1 million, or 44.3%, from $2.6 million for the year ended December 31, 2000.  The increase in depreciation and amortization expenses was due to the full twelve- month impact of the $17.9 million of assets placed in service during fiscal year 2000.  A substantial portion of these assets relate to the Island Room construction.

Interest income (expense) was $(1.4) million for the year ended December 31, 2001, an increase of $(0.9) million from $(0.5) million for the year ended December 31, 2000.  The increase in interest expense is due to the recording of $(0.5) million in interest expense relating to the note offering, $(0.2) million of increased interest expense relating to the full twelve-month impact of our original revolving credit facility, which was entered into on June 30, 2000, and a $(0.2) million write-off of the remaining debt issuance costs for the original revolver.

Liquidity and Capital Resources

As of December 31, 2002, we had cash and cash equivalents of $9.0 million.  Our principal source of liquidity during the year ended December 31, 2002 consisted of cash provided by operating activities.  As of December 31, 2001, we had cash and cash equivalents of $9.9 million.  Our principal source of liquidity during the year ended December 31, 2001 consisted of cash from operating activities and the proceeds from our issuance of $125.0 million of unsecured senior notes.

Cash provided by operating activities was $23.6 million for the year ended December 31, 2002 as compared to $12.2 million for the year ended December 31, 2001.  The $11.4 million increase was due to (i) a $8.4 million increase in net income, (ii) a $3.8 million increase in non-cash depreciation and amortization, (iii) a $0.8 million increase in other non-cash adjustments to net income, primarily increased interest expense associated with the full-year impact of the amortization of debt issuance costs related to the issuance of $125.0 million of unsecured senior notes in December 2001, (iv) a $0.7 million decrease in the change in working capital, primarily accrued expenses.  Such increases to cash provided by operating activities were partially offset by a $2.3 million decrease in our deferred income tax liability.

Cash used in investing activities for the years ended December 31, 2002 and 2001 was $25.4 million and $111.8 million, respectively.  The $86.4 million decrease in cash used for investing activities was due to the $105.0 million stock purchase transaction consummated in December 2001, offset partially by a $18.6 million increase in capital expenditures due primarily to $21.6 million of capital expenditures made in 2002 for the Wheeling Island expansion.

Cash provided by financing activities for the year ended December 31, 2002 and December 31, 2001 was $0.9 million and $104.5 million, respectively.  The $103.6 million decrease in cash provided by financing activities was due to the proceeds from our issuance of $125.0 million of unsecured senior notes in December 2001 and $0.6 million of debt issuance costs incurred in 2002, which relate to the issuance and registration of the unsecured senior notes.  These decreases in cash provided by financing activities are offset partially by (i) the $14.5 million repayment in 2001 of borrowings under a previously existing $20.0 million revolving credit facility that was fully repaid in 2001,  (ii) $6.0 million of debt issuance costs incurred in 2001 associated with the offering of the $125.0 million of unsecured senior notes and the closing of the $40.0 million revolving credit facility in December 2001 and (iii) a $1.5 million borrowing under the $40.0 million revolving credit facility in 2002.

Contractual Obligations and Commitments

The following table reflects our contractual obligations and commitments:

	Payments Due by Period (in thousands)
($000)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt	$126,500	$0	$0	$1,500	$125,000
Total Contractual Obligations and Commitments	$126,500	$0	$0	$1,500	$125,000

In addition to the commitments shown above, we have begun constructing the Wheeling Island expansion.  The expansion is expected to include a hotel, new gaming areas, a conference facility, dining facilities and a multi-purpose showroom.  The cost of completing the expansion is expected to be approximately $65.0 million.  The construction management agreement was executed in July 2002.  Completion is anticipated in the third quarter of 2003.  The project will be financed with cash flow from operations and, to the extent required, borrowings under our $40.0 million revolving credit facility.

Our ability to service our debt depends on our ability to generate significant cash flow in the future.  This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control.  In addition, the ability to borrow funds under our $40.0 million revolving credit facility in the future depends on our meeting the financial covenants in such credit agreement, including a minimum fixed charge coverage ratio test and a maximum leverage ratio test.  We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to use under our $40.0 million revolving credit facility or otherwise, in an amount sufficient to enable us to service our long-term debt or to fund other liquidity needs.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and accompanying footnotes are set forth on pages F-1 through F-21 of this report.

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth the names, ages and positions of our directors and executive officers.

Name	Age	Position and Office Held

Dennis J. Szefel	56	Chairman of the Board
Thomas A. Cooper	66	Director, Chairman of Audit Committee
William R. Greiner	68	Director, Member of Audit Committee
Richard T. Stephens	60	Director
William J. Bissett	54	Director
Ronald A. Sultemeier	54	Chief Executive Officer
Scott L. Cooper	55	President
Mark A. Fulton	38	Chief Operating Officer
Michael D. Corbin	41	Vice President of Finance

Dennis J. Szefel.  Mr. Szefel was appointed as a director in December 2001 and was named Chairman of the Board in January 2003.  Since January 2002, Mr. Szefel has served as President of the Hospitality and Entertainment Group of Delaware North Companies, Incorporated, or Delaware North. From October 1993 to January 2002, Mr. Szefel held the position of President of Delaware North Parks Services, Inc., a subsidiary of Delaware North.  Mr. Szefel originally joined Sportservice Corporation, another Delaware North subsidiary, in January 1969.  Since joining Delaware North in 1969, he has held a number of senior management positions within Delaware North’s various business units.

Thomas A. Cooper.  Mr. Cooper was appointed as a director and named Chairman of the Audit Committee in January 2003.  In addition, Mr. Cooper is Chairman of TAC Associates, Inc., a financial services consulting firm.  Mr. Cooper was appointed to the Board of Directors of Delaware North in June 1995.  He also serves as a Director of BISYS, Inc. and as a Director of Renaissance Reinsurance.  In addition, he is Chairman of Flatiron Credit Company.

William R. Greiner.  Mr. Greiner was appointed as a director and named a member of the Audit Committee in January 2003.  In September 1991, Mr. Greiner was appointed President of the University at Buffalo, the State University of New York. From August 1984 through March 1991, Mr. Greiner served as the University’s Senior Vice President and Provost before his appointment as Interim President in March 1991.  From 1980 through August 1984, Mr. Greiner served as the University’s Associate Vice President for Academic Affairs and Chief Academic Officer for the Division of Academic Affairs.

Richard T. Stephens.  Mr. Stephens was appointed as a director in January 2003.  Since 1991, Mr. Stephens has served as President and Chief Operating Officer of Delaware North.  Mr. Stephens was appointed to the Board of Directors of Delaware North in 1990.  From 1985 to 1991, Mr. Stephens served as President of Delaware North Companies, International, Ltd., a subsidiary of Delaware North.  Mr. Stephens joined Delaware North in 1976 as Vice President of Finance.

William J. Bissett.  Mr. Bissett has served as a director since October 1994.  Mr. Bissett has served as Vice President, Government Affairs and Community Relations for Delaware North since March 1995, overseeing all government relations activities, including interaction with legislative and regulatory agencies at all levels of government.  From June 1992 to March 1995, Mr. Bissett served as President of Sportsystems Corporation.

Ronald A. Sultemeier.  Mr. Sultemeier was appointed as our Chief Executive Officer in March 2003. From October 1994 to November 2001, Mr. Sultemeier served as our Vice President and Treasurer. Mr. Sultemeier also served as a director from October 1994 through January 2003. Mr. Sultemeier joined Sportsystems Corporation in January 1994 and became President in 1995. From January 1981 to December 1993, Mr. Sultemeier held various senior management positions at several greyhound racetracks, including Tucson Greyhound Park, Dairyland Greyhound Park and The Woodlands.

Scott L. Cooper.  Mr. Cooper has served as our President since April 2001.  From April 2001 until March 2003, Mr. Cooper was our Chief Executive Officer.  From December 1996 through March 2001, Mr. Cooper was self-employed as a gaming consultant and advised several companies that were attempting to purchase gaming properties.  From October 1992 to November 1996, Mr. Cooper worked for Players International, the last two years of which he served as Executive Vice President of Corporate Operations for all four Players International properties.

Mark A. Fulton.  Mr. Fulton was appointed as our Chief Operating Officer in October 2002.  From 1993 to 2001, Mr. Fulton worked for Isle of Capri Casinos, Inc. in various management positions, including Vice President and General Manager of their Vicksburg Casino, Vice President and General Manager of their Tunica Casino and Vice President of Special Projects.  Prior to that position, he was Controller for Medical Enterprises, Ltd. in Jackson, Mississippi.

Michael D. Corbin  Mr. Corbin was appointed as our Vice President of Finance in November 2001.  Mr. Corbin has been the Controller for Sportsystems Corporation since April 1996.  Prior to that position, he was Senior Financial Analyst for Delaware North.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation awarded, paid to or earned by our chief executive officer[s] and our most highly compensated executive officers (whose compensation exceeded $100,000 in the fiscal year ended December 31, 2002):

	SUMMARY COMPENSATION TABLE
	Annual Compensation
	for the fiscal year ended December 31, 2002
	Year	Salary	Bonus

Scott L. Cooper President and Chief Executive Officer	2002	$230,000	$25,000

Alex M. Tucker Director of Administration	2002	$98,461	$17,000	(1)

(1) Such bonus amount represents bonus compensation paid in the fiscal year ended December 31, 2002 but earned in the fiscal year ended December 31, 2001.  Bonus compensation earned in the fiscal year ended December 31, 2002 will not be determined and paid until April 2003.

In March 2003, Ronald A. Sultemeier became our Chief Executive Officer instead of Scott L. Cooper.  Mr. Cooper continues to serve as our President.

Mark A. Fulton became our Chief Operating Officer in October 2002.  The compensation that he received in fiscal year 2002 did not exceed $100,000, but if he had worked for all of fiscal year 2002, his compensation would have been approximately $175,000.

None of the executive officers noted in the table above were granted any options or stock appreciation rights during 2002, nor did any of such persons exercise any options or SAR’s during 2002 or held any as of December 31, 2002.

As of January 2003, Messrs. Cooper and Greiner receive $25,000 annually as compensation for their service as directors.  In addition, Mr. Cooper receives $15,000 annually as compensation for serving as Chairman of the Audit Committee.  All such directors' fees are paid quarterly.

ITEM 12.  STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

The following table sets forth information regarding the shares of our common stock beneficially owned by each shareholder who is known by us to beneficially own in excess of 5.0% of the outstanding shares of our common stock, by each director and named executive officer and by all executive officers and directors as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class

Sportsystems Corporation (1)	500	100%
Ronald A. Sultemeier	0	0
Scott L. Cooper	0	0
Mark A. Fulton	0	0
Michael D. Corbin	0	0
William J. Bissett	0	0
Dennis J. Szefel	0	0
Thomas A. Cooper	0	0
William R. Greiner	0	0
Richard T. Stephens	0	0
All executive officers and directors as a group (9 persons)	0	0

(1)          The address for Sportsystems Corporation is 40 Fountain Plaza, Buffalo, New York 14202.

Sportsystems Corporation is our sole shareholder, and thus exercises control over all matters that require approval by our shareholders, including the election of directors and the approval of significant transactions.  There can be no assurance that the interests of Sportsystems will not conflict with the interests of the holders of the unsecured senior notes.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 2001, we purchased all of the shares of our common stock held by WHX Entertainment Corp., or WHX, for total consideration of $105.0 million.  Of the $105.0 million total consideration, $90.0 million is attributable to the purchase price for the shares and $15.0 million is attributable to a non-compete agreement entered into with WHX.  As a result of the Stock Purchase Transaction, Sportsystems Corporation is our sole shareholder.  The stock purchase agreement for this transaction contains customary representations, warranties, covenants and indemnifications.

Prior to the closing of the $125.0 million of unsecured senior notes in December 2001, we recorded and paid management fees to two shareholders, Sportsystems Corporation, or Sportsystems, and WHX, based on the total operating revenues of the preceding year pursuant to management services agreements between these two shareholders and us.  The management fees were paid on a regular basis as cash was available.  Any management fees remaining unpaid at year-end were subsequently paid in the first quarter of the following fiscal year.  At December 31, 2000, we had $1.6 million in unpaid management fees, which were subsequently paid in January 2001. Upon the closing of the $125.0 million of unsecured senior notes in December 2001, these management services agreements were terminated and we entered into an administrative services agreement with Sportsystems and Delaware North.  Pursuant to this administrative services agreement, Sportsystems receives an annual administrative services fee that is equal to the greater of 1.5% of preceding year total operating revenues or $1.2 million for certain administrative support services provided to us by Sportsystems and Delaware North.  During 2002 and 2001, we recorded administrative service fees under this agreement of $1.3 million and $39,000, respectively.  In addition, at the closing of the $125.0 million of unsecured senior notes in December 2001, we paid a one-time advisory fee of $1.3 million to Delaware North pursuant to an advisory services agreement for advisory services provided in connection with the negotiation, structuring and financing of the stock purchase transaction.

Prior to the closing of the $125.0 million of unsecured senior notes in December 2001, Sportsystems and Delaware North provided cash management services to us, whereby we invested our excess cash balances and earned interest at Sportsystems’ reinvestment rate.  As of the closing of the $125.0 million of unsecured senior notes in December 2001, we began investing our excess cash in a segregated account administered by Delaware North under its centralized cash management program.  At December 31, 2002 and December 31, 2001, we had $2.0 million and $3.2 million invested with Delaware North, respectively.  During 2002, 2001 and 2000, we earned $0.1 million, $0.1 million and $0.2 million on these invested cash balances, respectively.

We entered into a tax sharing agreement, effective as of December 20, 2001, with Delaware North and Sportsystems providing for the payment by us to Delaware North of amounts representing not more than the amount of tax that would be payable by us had we and our subsidiaries filed a separate consolidated or combined tax return as a Subchapter C corporation for the relevant taxing jurisdiction (less any tax directly paid by such persons with respect to such period).

ITEM 14.  CONTROLS AND PROCEDURES

Our Chief Executive Officer, President and Vice President of Finance, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this annual report on Form 10-K (the "Evaluation Date")), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our subsidiaries would be communicated to them.

There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.  As a result, no corrective actions were taken.

PART IV

ITEM 15.                                          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

The Consolidated Financial Statements of the Company filed as part of this report are listed on the Index on page F-1.

2.           Financial Statement Schedules

None.

3.           Exhibits

The Exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Index to Exhibits immediately preceding the Exhibits.

(b)  Reports on Form 8-K

On November 18, 2002, the Company filed a Form 8-K under Item 5 announcing that on November 13, 2002, the Company issued the press release filed as an Exhibit to such Form 8-K with respect to its earnings for the third quarter of 2002.

On December 9, 2002, the Company filed a Form 8-K under Item 5 announcing that on December 5, 2002, the Company issued the press release filed as an Exhibit to such Form 8-K with respect to the appointment of Mark Fulton as the new Chief Operating Officer of the Company.

On February 19, 2003, the Company filed a Form 8-K under Item 5 announcing that on February 19, 2003, the Company issued the press release filed as an Exhibit to such Form 8-K with respect to the election of the Board of Directors and formation of an Audit Committee of the Board of Directors of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHEELING ISLAND GAMING, INC.

By:	/s/ Ronald A. Sultemeier
Ronald A. Sultemeier
Chief Executive Officer

By:	/s/ Scott L. Cooper
Scott L. Cooper
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Ronald A. Sultemeier	Chief Executive Officer	March 27, 2003
Ronald A. Sultemeier	(principal executive officer)

/s/ Scott L. Cooper	President	March 27, 2003
Scott L. Cooper	(principal executive officer)

/s/ Michael D. Corbin	Vice President of Finance	March 27, 2003
Michael D. Corbin	(principal financial officer and principal accounting officer)

Dennis J. Szefel	Chairman of the Board	March 27, 2003
Dennis J. Szefel

/s/ Richard T. Stephens	Director	March 27, 2003
Richard T. Stephens

/s/ William J. Bissett	Director	March 27, 2003
William J. Bissett

CERTIFICATION

I, Ronald A. Sultemeier, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Wheeling Island Gaming, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 27, 2003	/s/ Ronald A. Sultemeier
Ronald A. Sultemeier
Chief Executive Officer

CERTIFICATION

I, Scott L. Cooper, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Wheeling Island Gaming, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 27, 2003	/s/ Scott L. Cooper
Scott. L. Cooper
President

CERTIFICATION

I, Michael D. Corbin, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Wheeling Island Gaming, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 27, 2003	/s/ Michael D. Corbin
Michael D. Corbin
Vice President of Finance

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	Page

Report of Independent Accountants	F-2

Consolidated Balance Sheets
As of December 31, 2002 and 2001	F-3

Consolidated Statements of Operations
Years Ended December 31, 2002, 2001 and 2000	F-4

Consolidated Statements of Cash Flows
Years Ended December 31, 2002, 2001, and 2000	F-5

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 and 2000	F-6

Report of Independent Accountants

To the Board of Directors and Shareholder of
Wheeling Island Gaming, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and of cash flows present fairly, in all material respects, the financial position of Wheeling Island Gaming, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used, and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Buffalo, New York

March 16, 2003

WHEELING ISLAND GAMING, INC.

Consolidated Balance Sheets

($000’s omitted)

	December 31,
	2002	2001
Assets

Current assets:
Cash and cash equivalents	$9,014	$9,903
Receivables	1,292	1,180
Prepaid expenses and other assets	479	440
Prepaid income taxes	1,067	43
Deferred income taxes	92	71

Total current assets	11,944	11,637

Property and equipment, net	55,845	35,241
Operating Licenses	65,919	65,919
Goodwill	32,221	32,219
Non-compete covenant	11,902	14,902
Other intangible assets	2,318	2,356
Debt issuance costs	5,591	5,833

Total assets	$185,740	$168,107

Liabilities and Shareholder's Equity

Current liabilities:
Accounts payable	$3,949	$2,517
Accrued expenses	4,273	2,716

Total current liabilities	8,222	5,233

Long-term debt	126,500	125,000
Deferred income tax	23,530	25,227

Total liabilities	158,252	155,460

Shareholder's equity:
Common stock, $1 par value, 500 shares authorized, issued and outstanding in 2002 and 2001, respectively	1	1
Additional paid-in capital	5,915	5,915
Retained earnings	21,572	6,731

Total shareholder's equity	27,488	12,647

Total liabilities and shareholder's equity	$185,740	$168,107

The accompanying notes are an integral part of these financial statements.

WHEELING ISLAND GAMING, INC.

Consolidated Statement of Operations

($000’s omitted)

	Years ended December 31,
	2002	2001	2000

Operating revenue:
Gaming revenue	$79,132	$67,847	$46,807
Pari-mutuel revenue	8,847	9,470	9,205
Food & beverage revenue	4,913	4,502	3,875

	92,892	81,819	59,887

Operating expenses:
Purse expense - gaming	16,883	15,007	10,624
Other gaming costs	12,876	9,848	7,961
Gaming expenses	29,759	24,855	18,585

Purse expense - pari-mutuel	1,916	2,018	2,088
Pari-mutuel and admissions	2,311	2,603	2,459
Facilities and maintenance	2,216	2,301	1,975
Racing and marketing	2,264	2,398	2,058
Pari-mutuel expenses	8,707	9,320	8,580

Food & beverage expenses	5,618	4,083	3,131

Management fees	—	25,521	15,162
General and administrative	3,909	3,069	1,935
Depreciation and amortization	7,483	3,703	2,566

	55,476	70,551	49,959

Operating income	37,416	11,268	9,928
Interest expense, net	(13,939)	(1,427)	(458)
Other expense, net	(333)	(69)	—
Income before income tax	23,144	9,772	9,470
Income tax expense	8,303	3,313	3,266

Net income	$14,841	$6,459	$6,204

The accompanying notes are an integral part of these financial statements

WHEELING ISLAND GAMING, INC.

Consolidated Statements of Cash Flows

($000’s omitted)

	Years ended December 31,
	2002	2001	2000

Cash flows relating to operating activities:
Net Income	$14,841	$6,459	$6,204
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	7,483	3,703	2,566
Loss on sale of assets	333	69	—
Deferred income taxes	(1,718)	605	432
Other	811	244	34
Change in assets and liabilities:
Receivables	(112)	(279)	(69)
Prepaid expenses and other assets	(39)	(134)	(123)
Prepaid income taxes	(1,024)	584	(437)
Accounts payable	1,432	(34)	(7,992)
Accrued expenses	1,557	946	(66)

Net cash provided by operating activities	23,564	12,163	549

Cash flows relating to investing activities:
Payments for capital expenditures	(25,381)	(6,752)	(17,060)
Stock Purchase Transaction (Note 2)	—	(105,000)	—

Net cash used in investing activities	(25,381)	(111,752)	(17,060)

Cash flows relating to financing activities:
Proceeds from long-term borrowings	1,500	125,000	16,500
Repayment of long-term borrowings	—	(14,500)	(2,000)
Debt issuance costs and other	(572)	(6,028)	(267)

Net cast provided by financing activities	928	104,472	14,233

Net increase (decrease) in cash	(889)	4,883	(2,278)

Cash balances:
Beginning of year	9,903	5,020	7,298

End of period	$9,014	$9,903	$5,020

Supplemental disclosure:
Cash paid during the year for -
Income taxes	$11,045	$2,125	$3,270

Interest	$12,750	$870	$583

The accompanying notes are an integral part of these financial statements

WHEELING ISLAND GAMING, INC.

Notes to Consolidated Financial Statements

($000’s omitted)

1.                  Significant accounting policies

Business and ownership

Wheeling Island Gaming, Inc. (the Company) owns and operates Wheeling Island Racetrack & Gaming Center, a premier gaming and entertainment complex located in Wheeling, West Virginia. Business operations are comprised of slot machine gaming, a greyhound racetrack, pari-mutuel wagering on live greyhound racing and simulcast greyhound, thoroughbred and harness racing and various dining venues.

The Company was formerly equally owned by Sportsystems Corporation (Sportsystems) and WHX Entertainment Corp. (WHX).  On December 19, 2001, the Company redeemed all outstanding shares of its common stock held by WHX (see Note 2).  Thereafter, the Company is a wholly owned subsidiary of Sportsystems.  Sportsystems is a wholly owned subsidiary of Delaware North Companies, Incorporated (DNC).

Principles of consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries, which consist of WDRA Food Service, Inc. and Wheeling Land Development Corp.  All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents.  Interest-bearing time deposits of $2,007 and $3,212 are included in cash and cash equivalents as of December 31, 2002 and 2001, respectively.

Fair value of financial instruments

The carrying value of the Company’s cash and cash equivalents, trade and other receivables and trade payables approximates fair value primarily because of the short maturities of these instruments.  The fair market value of the Company’s Senior Notes at December 31, 2002 is $125.3 million based on their trading value in the open market.  The Company’s Revolving

Credit Facility approximates fair value based upon its market-based variable interest rate.

Property and equipment

Property and equipment are stated at cost.  Expenditures that extend the useful lives of assets are capitalized, while repair and maintenance costs are charged to operations as incurred.  Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets.

Intangible assets

Indefinite lived intangible assets consisting of licenses, trade name and goodwill are stated at cost which is equal to fair value at their acquisition date (see Note 2).  In accordance with SFAS 142 (see below), these assets are not subject to amortization for book or tax purposes.  The non-compete covenant is being amortized over its term of five years and the value assigned to the Company’s customer relationships is amortized over its twenty year estimated life.

Impairment of long-lived assets, including goodwill and other intangible assets

The carrying value of long-lived assets, including goodwill and other intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  The recoverability of the carrying value of long-lived assets, other than goodwill and indefinite-lived intangible assets, is assessed by estimating the undiscounted cash flows that are directly associated with and expected to arise from the use of and eventual disposition of such assets over their respective estimated useful lives.  If the carrying value of the assets exceeds the estimated undiscounted cash flows, an impairment charge is recorded to the extent the carrying value of the long-lived asset exceeds its fair value.

To assess goodwill and indefinite lived intangible assets for impairment, an assessment of the carrying value of the Company is performed on an annual basis or when events and changes in circumstances occur that would more likely than not reduce the fair value of the Company below carrying value.  If the carrying value of the Company exceeds its fair value, the second step in the assessment process would be performed and an impairment charge to earnings would be recorded to the extent the carrying amount of the Company’s goodwill and indefinite-lived intangible assets exceed its implied fair value.

Preferred Players Program

The Company offers a program whereby participants can accumulate points for casino wagering that can currently be redeemed for cash, food and beverages, and retail offers.  A liability is recorded for the estimated value of unredeemed points which is based on the Company’s redemption history.  Points redeemed for cash are recognized as a reduction in revenues while points redeemed for food and beverage and other retail offers are recognized as promotional expenses.  See further discussion in Note 3.

Advertising costs

Advertising costs are charged to operations when incurred.  During 2002, 2001 and 2000, respectively, advertising expense totaled $703, $980, and $1,119.

Debt issuance costs

Costs incurred in connection with the issuance of long-term debt are capitalized and amortized over the terms of the related debt agreements through periodic charges to interest expense.

Income tax

The Company follows the asset and liability approach to account for income taxes.  This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities.

Beginning December 20, 2001, federal taxable income of the Company is included in the consolidated federal income tax return of DNC and subsidiaries.  Pursuant to a tax sharing agreement, the portion of the consolidated federal income tax provision allocated to the Company is that which would result if the Company filed a federal income tax return with its subsidiaries on a stand-alone basis.  Federal income taxes included in the accompanying balance sheet at December 31, 2002 and December 31, 2001 are due to DNC.

Reclassification of balances

Certain prior year amounts have been reclassified in order to conform to the presentation used in the 2002 financial statements.

New accounting pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets,” which are effective July 1, 2001 and January 1, 2002, respectively.  The provisions of SFAS No. 141 (i) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (ii) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill and (iii) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized.  SFAS 141 also requires that upon adoption of SFAS No. 142 that the carrying amounts of certain intangible assets reclassified into or out of goodwill, based on certain criteria.  SFAS No. 142 supersedes Accounting Principles Board No. 17, “Intangible Assets,” and is effective for fiscal years beginning after December 15, 2001, as well as for goodwill and other intangible assets that arose from a business combination completed after June 30, 2001.  SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition.  The provisions of SFAS No. 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (iii) require that reporting units be identified for the purpose of assessing potential future impairment of goodwill, and (iv) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.  The Company has completed its annual impairment assessment required pursuant to SFAS 142 and has determined that no impairment change is warranted.

We adopted the provisions of SFAS 141 and 142 with the accounting for the stock purchase transaction.  Prior to the stock purchase transaction, we had insignificant balances related to goodwill and other intangible assets and accordingly the application of the provisions of these Standards did not have a material impact on our financial position and results of operations.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which will be effective January 1, 2003.  This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The Statement requires that the fair value of liability of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as a part of the carrying amount of the long-lived asset.  We adopted this Statement on January 1, 2003 and do not expect a material impact on our consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This Statement superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and addresses financial accounting and reporting for impairment of long-lived assets to be held and used, and long-lived assets and components of an entity to be disposed of.  We adopted this Statement on January 1, 2002, which had no impact on our financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  This Statement requires obligations associated with disposing of operations to be recognized and measured at fair value when certain liabilities are incurred.  The current accounting guidance allows for recognition of liabilities on the commitment date of a disposal or exit plan.  We adopted this Statement on January 1, 2002.  The adoption of this Statement had no impact on our financial position and results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).  FIN 45 requires a guarantor to (i) include disclosure of certain obligations and (ii) if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee.  The disclosure provisions of the Interpretation are effective for financial statements of interim or annual reports that end after December 15, 2002.  The adoption of FIN 45 had no impact on the Company’s disclosures as of December 31, 2002.  The recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 29, 2002.  The Company does not expect Interpretation No. 45 to have a material effect on the Company’s financial position or results of operations.

Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.                  Stock Purchase Transaction

On December 19, 2001, the Company redeemed WHX’s entire equity interest for the total consideration of $105,000 (the Stock Purchase Transaction).  Of the $105,000 total consideration, $90,000 is attributable to the purchase price of the shares and $15,000 is attributable to a non-compete covenant whereby WHX is prohibited from engaging in any business which is the same as, substantially similar to, or directly competitive with the business activities conducted by the Company for a period of five years.   The Stock Purchase Transaction was accounted for using the purchase method in accordance with SFAS No. 141.  Accordingly, the values of the Company’s tangible and intangible assets were increased by 50% of the difference between the carrying value and the fair value of the assets.  The total consideration of $105,000 and related acquisition costs of $187 have been allocated as follows:

Selling shareholder’s equity	$12,629
Property and equipment	1,512
Intangible assets other than goodwill:
Gaming license	64,283
Racing license	1,636
Trade name	1,539
Customer relationships	778
Deferred income taxes	(24,411)
Goodwill	32,221
90,187
Non-compete covenant	15,000
$105,187

The Company funded the Stock Purchase Transaction using proceeds from the issuance of $125,000 in 10.125% Senior Notes.

Goodwill has been allocated $31,073 to the gaming business segment, $457 to the pari-mutuel business segment and $691 to the food and beverage business segment.

If the Stock Purchase Transaction and related financing transactions had taken place at the beginning of each year, pro forma net income would have been $12,622 and $5,158 for 2001 and 2000, respectively.  Total revenue would have been unchanged.  These pro forma disclosures are unaudited and are based on historical results, adjusted for the impact of certain acquisition related adjustments to reflect additional interest expense, depreciation and amortization, elimination of management incentive fees, and the related income tax effects.  Pro forma results are not intended to be a reflection of future results.

3.                  Revenues and costs

Gaming business segment

Gaming revenues represent gross revenues from slot machine gaming, or total amounts wagered, net of winning patron payouts (the “gross terminal income”) less (1) a fee of up to 4% of gross terminal income paid to the Lottery Commission for administering slot machine gaming at the licensee’s race track (the “administration fee”), (2) a tax of 30% of net terminal income (gross terminal income less the administration fee) paid to the State’s general revenue fund and (3) an amount of 9% of net terminal income (NTI) to be paid to various state funds, including funds for tourism promotion, Ohio County, employee pension programs and other programs.  All revenues derived from the operation of slot machines must initially be deposited with the Lottery Commission to be shared in accordance with the provisions of the Lottery Act.

Prior to legislative changes which became effective as of July 1, 2001, the State refunded the portion of the administration fee in excess of the Lottery Commission’s administrative expenses.

In April 2001, the West Virginia legislature adopted new legislation, effective as of July 1, 2001, which authorized an increase in West Virginia’s share of NTI above a predetermined level, defined as the NTI generated for the State’s fiscal year ended June 30, 2001.  The State deducts a 10% surcharge from NTI in excess of the predetermined level.  The remainder of the excess NTI is divided as follows: 50% is returned to the racetrack (of which 8% represents supplemental purse expense), 41% is paid to the State’s general revenue fund and the remaining 9% is divided among various state funds.  Of the total 10% surcharge, 42% is deposited in a capital reinvestment account attributable to each racetrack.  The racetrack is entitled to recoup monies in the capital reinvestment account for certain types of capital improvements made at the racetrack on a dollar-for-dollar basis.  This legislation also eliminated the refund of the portion of the administration fee in excess of the Lottery Commission’s administrative expenses.

The Company accrues the expected surcharge amount ratably during the year based upon estimates of the actual amounts expected to be paid in each state fiscal year.  The recoupment of amounts held in the capital reinvestment account, and a similar fund held by the West Virginia Racing Commission to be used for racetrack capital improvements, are included in gaming revenues during the period in which approved qualifying expenditures are made.  Excess qualifying expenditures may be carried forward for recoupment in future periods, subject to certain statutory limitations.  During 2002, the Company has accrued state surcharges of $4,452 and recognized recoupments of $2,448 as elements of reported gaming revenue.

The Emerging Issues Task Force (“EITF”) reached a consensus on certain issues within Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer.”  Application of EITF 01-09 is required for interim and annual periods beginning after December 15, 2001.  EITF 01-09 requires rebates or cash consideration given by a vendor to a customer to be classified as a reduction in selling price of the vendors product and therefore should be characterized as a reduction of revenue when recognized in the vendor’s income statement.  During 2002, 2001, and 2000, the Company offered incentives to members in its Preferred Players Club in the form of coupons redeemable for cash.  Under Issue No. 01-09, such coupons are deemed to be rebates or cash incentives.  Rebates of $3,876 have been classified as a reduction of revenues in 2002.  Accordingly, $1,567 and $65 for the years ended December 31, 2001 and 2000, respectively, previously recorded as promotional expenses, have been reclassified to conform to the current presentation, with no effect on previously recorded operating income or net income.

Gaming purse expense represents payments made to dog owners to supplement pari-mutuel purses, as required by law, which represent 14% of NTI up to the base amount, and 8% of the excess NTI over the base amount after the 10% surcharge is applied.  The Company accrues gaming purse expense ratably during the year, based upon estimates of the actual amounts expected to be paid in each state fiscal year.

Pari-mutuel business segment

Pari-mutuel revenue represents the Company’s commissions earned from on-site pari-mutuel wagering during live racing and simulcasting, net of state pari-mutuel taxes and simulcast commissions paid.  These commissions are calculated as specified by applicable state statutes based on percentages applied to various types of pari-mutuel wagering pools.  State pari-mutuel taxes and simulcast commissions paid are based on specified percentages of the wagering pools. The Company also receives commissions for its events, which are, simulcast to other racetrack facilities.  These commissions are based upon contractual percentages of amounts wagered or stated amounts per performance.  A portion of the Company’s pari-mutuel revenue and interest earned thereon are restricted by statute for capital improvements and other specific uses, and are deposited in a segregated account.  Restricted commissions amounted to $435, $469 and $411 in 2002, 2001 and 2000, respectively.  At December 31, 2002 the Company had made unreimbursed qualifying expenditures of $28,521, which are reimbursable from future restricted commissions earned.

Pari-mutuel purse expense represents statutory and contractual percentages of pari-mutuel handle paid by the Company to greyhound owners and kennel operators.

Food and Beverage Segment

Food and beverage revenue is recognized at the time of the sale to customers.  Revenue does not include the retail value of food and beverage provided gratuitously to customers.

4.                  Intangible assets

Intangible assets at December 31, 2002 and 2001 are comprised of the following:

	December 31, 2002	December 31, 2001	Estimated Life

Gaming license	$64,283	$64,283	Indefinite
Racing license	1,636	1,636	Indefinite
Licenses	$65,919	$65,919
Goodwill	$32,221	$32,219	Indefinite
Non-compete covenant	15,000	15,000	5 years
Less: accumulated amortization	(3,098)	(98)
	$11,902	$14,902
Trade name	$1,539	$1,539	Indefinite
Customer relationships	778	778	20 years
Less: accumulated amortization	(39)	(1)
Other	40	40	Indefinite
Other intangible assets	$2,318	$2,356

The Company amortizes its finite lived intangibles over their estimated lives on a straight line basis.  Amortization expense of $3,039 and $99 was recorded during 2002 and 2001, respectively.  Estimated amortization expense for the next five years is $3,039 for years 2003 through 2005, $2,941 for 2006 and $39 for 2007.

5.                  Property and equipment, net

	Estimated life in years	December 31,
		2002	2001
Land	n/a	$4,892	$4,797
Buildings and improvements	10 - 31	30,339	24,698
Equipment	3 - 10	21,178	18,785
Construction in progress	n/a	18,692	2,006

		75,101	50,286
Less: accumulated depreciation		19,256	15,045

		$55,845	$35,241

Depreciation expense was $4,444, $3,598, and $2,561 for the years ended December 31, 2002, 2001 and 2000, respectively.

6.                  Long-term debt

On December 19, 2001, the Company issued $125,000 in unsecured Senior Notes, the proceeds of which were used to finance the Stock Purchase Transaction (see Note 2), and also to repay the outstanding balance of the Company’s then-existing Revolving Credit Facility.  The Senior Notes bear interest at 10.125%, payable semi-annually in June and December, and mature on December 15, 2009. Issuance costs totaling $6,001 were incurred in connection with the Senior Notes and are being amortized on a straight-line basis over the term thereof.  Amortization is included with interest expense and amounted to $726 in 2002 and $22 in 2001.  The related debt agreement requires the Company to comply with certain covenants, which include limitations on additional debt, restrictions on distributions to, and other transactions with, affiliates and certain investments.  The Senior Notes are fully and unconditionally guaranteed by all of the Company’s subsidiaries on a joint and several basis.  The subsidiaries, WDRA Food Service, Inc. and Wheeling Land Development Corp., were inactive during 2002, 2001, and 2000.  At December 31, 2002, aggregate total subsidiary assets totaled $673 and consisted of land.

At any time prior to December 15, 2004, the Company may elect to redeem up to 20% of the Senior Notes at a redemption price of 110.125% of the principal amount using the proceeds of another equity offering.  After December 15, 2005, the Company may redeem all or a part of the Senior Notes at stipulated redemption prices.  The Company may also redeem the Senior Notes of any holder that is unable to comply with the provisions of any racing or gaming law.  Any holder can require the Company to redeem its Senior Notes at 101% of the principal amount thereof upon the occurrence of a change in control of the Company.

Also in December 2001, the Company executed a new $40,000 secured Revolving Credit Facility (Revolver) with a bank group, against which $1,500 has been drawn as of December 31, 2002.  The Revolver includes a $5,000 letter of credit component, and is secured by the assets of the Company.  Interest is based on LIBOR plus a stated percentage or, at the Company’s option, the lead bank’s commercial base rate plus a stated percentage.  At December 31, 2002, the lowest applicable rate was 3.63%.  A commitment fee is payable quarterly on the unused balance.  The Revolver provides for quarterly reductions in the commitment beginning in December 2003 and continuing until the commitment is reduced to $20,000.  The Revolver matures in December 2006.  The related debt agreement requires the Company to comply with certain covenants, which include limitations on additional debt, restrictions on distributions to, and other transactions with, affiliates, a maximum leverage ratio, a minimum cash flow coverage ratio and limitations on certain investments.  Issuance costs totaling $427 were incurred in connection with the Revolver and are being amortized over its term.  Amortization, including amounts associated with the Company’s prior Revolving Credit Facility, totaling $85 for 2002, $246 for 2001 and $34 for 2000, is included with interest expense.

The Company is in full compliance with all covenants.

7.                  Shareholder's equity

	Common Stock	Additional Paid-in capital	Retained Earnings	Total

Balance at December 31, 1999	$1	$11,830	$782	$12,613

Net Income			6,204	6,204

Balance at December 31, 2000	1	11,830	6,986	18,817

Net income – January 1, 2001 through December 19, 2001			6,440	6,440

Less: Stock Purchase Transaction (Note 2)		(5,915)	(6,714)	(12,629)

Balance at December 19, 2001	1	5,915	6,712	12,628

Net income – December 20 - 31, 2001			19	19

Balance at December 31, 2001	$1	$5,915	$6,731	$12,647

Net income			14,841	14,841

Balance at December 31, 2002	$1	$5,915	$21,572	$27,488

8.                  Income tax expense (benefit)

The provision for income taxes consists of the following:

	2002	2001	2000

Current federal tax expense
	$10,021	$2,708	$2,834

Deferred federal tax expense
(benefit)	(1,718)	605	432

	$8,303	$3,313	$3,266

During 2002 the Internal Revenue Service (IRS) completed a review of the Company’s federal income tax returns for 1999, 2000, and 2001.  For income tax purposes, the Company has agreed to capitalize a portion of the management incentive fees previously deducted in those years and which the IRS considered to be attributable to various projects of a long-term nature.  Such amounts will be amortized over periods of up to five years.  In addition, the Company agreed to extend the depreciable life of its gaming machines, for tax purposes only, from five to seven years. As a result of these adjustments, the Company has recorded a current tax provision and a deferred tax benefit of $2,442 during 2002.  The future tax benefit of these income tax adjustments has been reflected as a component of deferred income taxes in the accompanying balance sheets.

The Company is not subject to state income tax.

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory rate to income (loss) before income tax as a result of the following:

	2002	2001	2000
Income tax statutory rate	$8,100	$3,322	$3,220
Miscellaneous adjustments	203	(9)	46

Income tax expense	$8,303	$3,313	$3,266

Deferred tax assets (liabilities) consist of the following:

	2002	2001

Gross deferred tax assets	$92	$71

Property and equipment	459	(1,345)
Licenses	(23,072)	(23,072)
Other intangibles	(797)	(810)
Other	80	—
Other	(200)	—
Gross deferred tax liabilities	(23,530)	(25,227)

Net deferred tax liabilities	$(23,438)	$(25,156)

9.                  Related party transactions

Through December 19, 2001, pursuant to service agreements between the Company and Sportsystems and WHX that terminated upon consummation of the Stock Purchase Transaction, Sportsystems and WHX provided various administrative and management services for which they were compensated, primarily in the form of a management incentive fee.  The management incentive fee was calculated based upon operating revenues for the preceding year, and was not subject to a stated minimum or maximum amount.  Expenses totaling $25,521 and $15,162 pursuant to these agreements are presented as management fees in 2001and 2000, respectively.

Effective December 20, 2001, the Company entered into an administrative services agreement with Sportsystems and DNC.  Pursuant to this agreement, the Company pays an annual administrative services fee equal to the greater of 1.5% of the preceding year’s total operating revenues or $1,200 for certain support services provided to the Company.  During 2002 and 2001, the Company recorded administrative services fees of $1,251 and $39, respectively.  In addition, during December 2001, the Company paid a one-time fee to DNC, pursuant to an advisory services agreement, of $1,313 for advisory services provided in connection with the financing, negotiation, and structuring of the Stock Purchase Transaction.  The Company has

recorded $1,247 of such amount as a component of debt issuance cost with the remainder included with capitalized acquisition costs.

Through December 19, 2001, Sportsystems provided cash management services whereby the Company invested its excess cash balances and earned interest at Sportsystems’ reinvestment rate.  Subsequent to December 19, 2001, the Company began investing its excess cash in a segregated account administered by DNC under its centralized cash management program.  At December 31, 2002 and 2001, the Company had $2,007 and $3,212 invested with DNC and Sportsystems, respectively.  During 2002, 2001 and 2000, respectively, the Company earned interest income of $134, $81, and $232.

10.           Retirement plans

Non-union employees participate in a defined contribution retirement savings plan administered by DNC, while union employees participate in a union-sponsored defined contribution plan.  Total expense relating to the profit sharing plans was and $144 in 2002, $227 in 2001, and $169 in 2000.

11.           Commitments

In connection with its pari-mutuel operations, the Company leases totalisator services, video, and peripheral equipment under agreements expiring at various dates through 2006.  Expense related to such services is determined primarily as a percentage of the pari-mutuel handle or stated amounts per performance.  During 2002, 2001 and 2000, this expense totaled $788, $835 and $657, respectively.

In connection with its gaming operations, the Company leases 266 slot machines and obtains maintenance services for these and other gaming machines from Autotote Systems, Inc.   Such expense was $1,082 in 2002, $1,230 in 2001, and $1,886 in 2000. The Company extended this agreement through December 31, 2003 and is committed to pay a minimum amount of $583 during 2003.

The Company presently is undertaking a significant expansion project adjacent to, and connected with, the existing gaming facility.  The expansion will include a hotel, new gaming areas, a multi-purpose showroom intended for use as an entertainment venue and conference and dining facilities.  The cost of completing the expansion is expected to be approximately $67,000.  Through December 31, 2002, the Company had incured $23,851 of capital expenditures related to the expansion.  Completion is anticipated in the 3rd quarter of 2003.  The project will be financed with cash from operations and the Revolver, to the extent required.

12.           Litigation

The Company is party to a number of pending legal proceedings in the ordinary course of business, although management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on the Company’s financial condition or results of operations.

13.           Risks and uncertainties

The Company’s operations are subject to extensive government regulations and could be subjected at any time to additional or more restrictive regulations.  The Company is subject to the provisions of the West Virginia Racing Act, which governs the conduct of dog racing in West Virginia, and the West Virginia Racetrack Video Lottery Act (the Lottery Act) which, under the regulatory control of the West Virginia Lottery Commission, governs the operation of video lottery terminals in West Virginia.  Specifically, the Lottery Act provides that only licensed greyhound or horse racing facilities that were licensed prior to January 1, 1994 and conduct a minimum number of days of live racing may offer video lottery gaming.  Accordingly, the Company must comply fully with regulations of the Racing Commission to qualify for its license under the Lottery Act and maintain its video lottery gaming operations.

The Company’s ability to remain in business depends upon its continued ability to operate in compliance with all applicable gaming and racing laws and regulations, including the acquisition and maintenance of several licenses and permits.  The Lottery Act requires that the Company be subject to a written agreement with the dog owners, breeders, and trainers who race greyhound dogs at its facility. The Company is a party to the requisite agreements with the kennels that operate at its facility. The Lottery Act also requires that the Company be subject to an agreement with the pari-mutuel clerks who work at its facility.  This requirement is satisfied by a letter sent to the Lottery Commission annually, which states that such agreement exists.  The Company’s material licenses are subject to annual or other periodic renewal and governmental authorities may refuse to grant the Company the licenses necessary to continue to operate its existing facility.  In addition, the Company may be investigated by either the Racing Commission or the Lottery Commission at any time.  Should either body consider the Company to be in violation of any applicable laws or regulations, each has the plenary authority to suspend or rescind the Company’s licenses.  The Company believes that it is in full compliance with all relevant regulations.

14.           Business segments

The Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information.  Reportable operating segments are determined based on the Company’s management approach; the way that the chief operating decision-maker organizes the segments for making operating decisions and assessing performance.  As management fees and general and administrative expenses are not utilized by the chief operating decision-maker in assessing segment performance, such expenses are excluded.

The Company operates through three business segments: gaming, pari-mutuel, and food & beverage operations.  All operations are conducted from the same facility in Wheeling, West Virginia.

Revenues and income (loss) for these segments are as follows:

	Years Ended December 31,
	2002	2001	2000
Revenues:

Gaming	$79,132	$67,847	$46,807
Pari-mutuel	8,847	9,470	9,205
Food & Beverage	4,913	4,502	3,875
	$92,892	$81,819	$59,887

Income (loss) from operations:
Gaming	$43,374	$39,964	$26,226
Pari-mutuel	(1,199)	(396)	139
Food & Beverage	(850)	290	660
	41,325	39,858	27,025
Management fees	—	(25,521)	(15,162)
General and administrative expenses	(3,909)	(3,069)	(1,935)
	$37,416	$11,268	$9,928

Management fees and general and administrative expenses are considered general corporate expenses.

Other selected financial information for these segments is as follows:

	Years Ended December 31,
	2002	2001	2000
Depreciation and amortization:

Gaming	$5,999	$3,028	$1,996
Pari-mutuel	1,339	546	486
Food & Beverage	145	129	84
	$7,483	$3,703	$2,566

Capital expenditures for property and equipment:
Gaming	$18,696	$5,738	$16,076
Pari-mutuel	6,552	993	233
Food & Beverage	133	21	751
	$25,381	$6,752	$17,060

Property and equipment, net:
Gaming	$40,740	$25,769	$21,063
Pari-mutuel	14,420	8,775	8,756
Food & Beverage	685	697	825
	$55,845	$35,241	$30,644

15.           Quarterly Data (Unaudited)

The following table summarizes financial results of Wheeling for each of the quarters in the years ended December 31, 2002 and 2001.

	Quarter Ended ($000)
2002	Mar. 31	Jun. 30	Sep. 29	Dec. 31

Total Operating Revenue (1)	22,553	24,431	24,494	21,414
Total Operating expenses (1)	13,564	14,283	14,190	13,439
Operating Income	8,989	10,148	10,304	7,975
Net Income	3,632	4,433	4,123	2,653

	Quarter Ended ($000)
2001	Apr. 1	Jul. 1	Sep. 30	Dec. 31

Total Operating Revenue (2)	18,144	19,380	24,376	19,919
Total Operating expenses (2)	16,880	17,323	19,135	17,213
Income from Operation	1,264	2,057	5,241	2,706
Net Income	628	1,215	3,360	1,256

(1) Total operating revenue and operating expenses above reflect a reduction of $967, $1,198, $1,051, and $660 for the quarters ended March 31, 2002, June 30, 2002, September 29, 2002, and December 31, 2002, respectively, for the amount of cash rebates redeemed and accrued for in connection with the Company's Preferred Players Program.

(2) Amounts have been reclassified in order to conform with the presentation used in 2002.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Wheeling Island Gaming, Inc. (the “Company”), incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-81778)

3.2	Restated By-laws of the Company *

4.1

Indenture, dated as of December 19, 2001, by and among the Company, the Guarantors (as defined therein) and U.S. Bank, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-81778)

4.2	Notation of Guarantee, WDRA Food Service, Inc. (“WDRA”) as Guarantor, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-81778)

4.3

Notation of Guarantee, Wheeling Land Development Corp. (“Wheeling Land”) as Guarantor, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-81778)

4.4

Registration Rights Agreement, dated as of December 19, 2001, by and among the Company as Issuer, WDRA and Wheeling Land as Guarantors and Banc of America Securities LLC and Wells Fargo Brokerage Services LLC, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4 (Registration No. 333-81778)

10.1

Amended and Restated Loan Agreement, dated as of December 14, 2001, by and among the Company as Borrower, the Lenders and Syndication Agent referred to therein and Bank of America, N.A. as Administrative Agent for itself and the other Lenders, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-81778)

10.2

Purchase Agreement, dated as of December 12, 2001, by and among the Company as Issuer, WDRA and Wheeling Land as Guarantors and Banc of America Securities LLC and Wells Fargo Brokerage Services LLC, incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-81778)

10.3

Stock Redemption Agreement, dated as of November 16, 2001, by and among the Company, WHX Entertainment Corp. and Sportsystems Corporation, incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-81778)

10.4

Advisory Services Agreement, dated as of November 16, 2001, by and between the Company and Delaware North Companies, Incorporated, incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (Registration No. 333-81778)

10.5

Administrative Services Agreement, effective as of December 19, 2001, by and among the Company, Sportsystems Corporation and Delaware North Companies, Incorporated, incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (Registration No. 333-81778)

10.6

Tax Sharing Agreement, effective as of December 20, 2001, by and among Delaware North Companies, Incorporated, Sportsystems Corporation and the Company for itself and its subsidiaries, incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 (Registration No. 333-81778)

10.7	Agreement, dated September 1, 2001, by and between the Company and Louis P. Ciminelli Construction Company, Inc. (“Ciminelli”) *

10.8	Amendment No. 1 to Agreement between the Company and Ciminelli, dated September 26, 2002, by and between the Company and Ciminelli *

10.9	Agreement, dated March 14, 2002, by and between the Company and Jeter, Cook & Jepson Architects, Inc. *

21.1	List of subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-81778)

99.1	Certification by Chief Executive Officer of the Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 *

99.2	Certification by Chief Executive Officer of the Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 *

99.3	Certification by Chief Financial Officer of the Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 *

*              Filed herewith.