Form 10-Q
period 2003-03-30
WHEELING ISLAND GAMING INC
filed 2003-05-13
CIK 1166041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2003

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

Yes  ☒                                                                    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934):

Yes  ☐                                                                    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Not applicable.

WHEELING ISLAND GAMING, INC.

Part I.  FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

WHEELING ISLAND GAMING, INC.

Consolidated Balance Sheets

($000’s omitted, except per share amounts)

	March 30, 2003	December 31, 2002
Assets

Current assets:
Cash and cash equivalents	$8,657	$9,014
Receivables	1,160	1,292
Prepaid expenses and other assets	677	479
Prepaid income taxes	—	1,067
Deferred income taxes	92	92

Total current assets	10,586	11,944

Property and equipment, net	66,594	55,845
Licenses	65,919	65,919
Goodwill	32,221	32,221
Non-compete covenant	11,151	11,902
Other intangible assets	2,309	2,318
Debt issuance costs	5,381	5,591

	194,161	185,740

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	2,069	3,949
Accrued expenses	6,875	4,273
Income taxes payable	1,314	—

Total current liabilities	10,258	8,222

Long-term debt	129,500	126,500
Deferred income tax	23,860	23,530

Total liabilities	163,618	158,252

Shareholders’ equity:
Common stock, $1 par value, 500 shares authorized, issued and outstanding in 2002 and 2001, respectively	1	1
Additional paid-in capital	5,915	5,915
Retained earnings	24,627	21,572

Total shareholders’ equity	30,543	27,488

	$194,161	$185,740

WHEELING ISLAND GAMING, INC.

Consolidated Statements of Operations

($000’s omitted)

	Three Months Ended
	March 30, 2003	March 31, 2002
Operating revenue:
Gaming revenue	$17,886	$19,036
Pari-mutuel revenue	1,901	2,196
Food & beverage revenue	1,057	1,136
Other revenue	226	185
	21,070	22,553
Operating expenses:
Purse expense	4,216	4,600
Gaming expenses	1,096	1,021
Pari-mutuel expenses	918	1,040
Food & beverage expenses	1,078	1,294
Marketing and promotions	1,271	1,575
Facilities and maintenance	1,441	1,285
General and administrative	1,147	939
Depreciation and amortization	1,948	1,810

	13,115	13,564
Operating income	7,955	8,989
Interest expense, net	(3,256)	(3,401)
Income before income tax	4,699	5,588
Income tax expense	1,644	1,956

Net Income	$3,055	$3,632

WHEELING ISLAND GAMING, INC.

Consolidated Statements of Cash Flows

($000’s omitted)

	Three Months Ended
	March 30, 2003	March 31, 2002

Cash flows relating to operating activities:
Net Income	$3,055	$3,632
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	1,948	1,810
Other	540	64
Change in assets and liabilities:
Receivables	132	(365)
Prepaid expenses and other assets	(198)	21
Prepaid income taxes	1,067	43
Accounts payable	(1,880)	197
Accrued expenses	2,602	3,339
Income taxes payable	1,314	1,984

Net cash provided by operating activities	8,580	10,725

Cash flows relating to investing activities:
Payments for capital expenditures	(11,937)	(3,476)

Cash flows relating to financing activities:
Proceeds from long-term borrowings	3,000	—
Debt issuance costs and other	—	(165)

Net cash provided by (used in) financing activities	3,000	(165)

Net (decrease) increase in cash	(357)	7,084

Cash balances:
Beginning of period	9,014	9,903

End of period	$8,657	$16,987

Supplemental disclosure:
Cash paid (refunded) during the period for -
Income taxes	$(1,067)	$60

Interest	$299	$220

WHEELING ISLAND GAMING, INC.

Notes to Consolidated Financial Statements

($000’s omitted)

1.         Business and ownership

Wheeling Island Gaming, Inc. is a wholly owned subsidiary of Sportsystems Corporation (Sportsystems).  Sportsystems is a wholly owned subsidiary of Delaware North Companies, Incorporated (DNC).

2.         Basis of presentation

The consolidated interim financial statements are unaudited, and certain information and footnote disclosure related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X.  In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Wheeling Island Gaming, Inc. and its subsidiaries (the Company).  The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes of the Company for the year ended December 31, 2002, as included in the Company’s recently filed Form 10-K.

The fiscal year of the Company begins on January 1 and ends on December 31.  Fiscal quarters of the Company end on the Sunday nearest March 31, June 30, and September 30, respectively.  The three-month period ended March 30, 2003 consists of 89 days and the three-month period ended March 31, 2002 consists of 90 days.

Certain prior year amounts have been reclassified in order to conform to the presentation used in the 2003 financial statements.

3.         New accounting pronouncements

In June 2001, the Financial Accounting Standards Board (the FASB) issued SFAS No. 143 (SFAS 143), Accounting for Asset Retirement Obligations, which became effective January 1, 2003.  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS 143 requires that the fair value of a liability or an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as a part of the carrying amount of the long-lived asset.  The Company implemented SFAS 143 in January 2003 and it did not have a material impact on the Company’s financial position and results of operations.

4.         Income Taxes

The provision for income taxes consists of the following:

	2003	2002

Current federal tax expense	$1,314	$2,087

Deferred federal tax expense	330	(131)
(benefit)
	$1,644	$1,956

Federal income taxes included in the accompanying balance sheets at March 30, 2003 and December 31, 2002 are due to and receivable from DNC, respectively.

The Company is not subject to state income tax.

5.         Related Party Transactions

Pursuant to an administrative services agreement with Sportsystems and DNC, the Company pays an annual administrative services fee equal to the greater of 1.5% of the preceding year’s total operating revenues or $1,200 for certain support services provided to the Company.  During the three-month periods ended March 30, 2003 and March 31, 2002, the Company recorded administrative services fees of $363 and $313, respectively.

The Company invests its excess cash in a segregated account administered by DNC under its centralized cash management program.  At March 30, 2003 and March 31, 2002, the Company had $631 and $10,156 invested in this program, respectively.  During the three-month periods ended March 30, 2003 and March 31, 2002, the Company recorded interest income of $10 and $20, respectively.

6.         Commitments

The Company has begun a significant expansion project adjacent to, and connected with, the existing gaming facility.  The Wheeling Island expansion will include a hotel, new gaming areas, a multi-purpose showroom intended for use as an entertainment venue and conference facility and dining facilities.  The cost of completing the Wheeling Island expansion is expected to be approximately $67,000.  Completion is anticipated in late June 2003.  Through March 30, 2003, the Company had incurred $35,523 of capital expenditures related to the Wheeling Island expansion.  The project will be financed with cash from operations and, to the extent required, the Company’s $40,000 secured Revolving Credit Facility (the Revolver).  At March 30, 2003, the Company had drawn $4,500 against the Revolver.

7.         Business segments

In prior years, under SFAS No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, the Company had recognized three reportable operating segments:  (i) gaming, (ii) pari-mutuel and (iii) food and beverage.  The Company has modified its approach and no longer considers any portion of its business to be managed independently.  Accordingly, beginning in fiscal 2003, the Company no longer reports segment information under SFAS 131.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We own and operate Wheeling Island Racetrack & Gaming Center, or Wheeling Island, a premier gaming and entertainment complex located in Wheeling, West Virginia.  Wheeling Island features 1,623 slot machines, a greyhound racetrack, pari-mutuel wagering on live greyhound racing and simulcast greyhound, thoroughbred and harness racing and various dining venues.

To accommodate growing demand, we are constructing the Wheeling Island expansion.  The Wheeling Island expansion is a gaming and hotel expansion that will be adjacent to and connected with our existing gaming facility.  The construction phase of the Wheeling Island expansion has commenced, and in July 2002 we executed a construction management agreement with our construction manager, Louis P. Ciminelli Construction Company.  Current plans for the Wheeling Island expansion include:

•                  30,000 square feet of gaming area with 570 additional slot machines;

•                  a 151-room hotel;

•                  one fine dining restaurant, one casual dining restaurant, a food court and bar and lounge areas;

•                  a 600-seat multi-purpose showroom; and

•                  180 covered parking spaces plus additional outdoor parking spaces.

We expect the cost of designing, developing, constructing and equipping the Wheeling Island expansion to be approximately $67.0 million, including architect fees.  We expect to complete the expansion and open the new area for gaming in late June 2003.  During the three months ended March 30, 2003, we incurred capital expenditures relating to the Wheeling Island expansion of $11.7 million.

Results of Operations

Three Months Ended March 30, 2003 Compared to Three Months Ended March 31, 2002

Gaming revenues were $17.9 million for the quarter ended March 30, 2003, a decrease of $1.1 million, or 6.0%, from $19.0 million for the quarter ended March 31, 2002.  The decrease was due to unfavorable weather conditions, a $0.5 million increase in the accrued share of net terminal income and surcharge amount (net of recoupments) owed to the state of West Virginia and a $0.6 million increase in the redemption of Preferred Players Club points for cash.  During the first quarter of 2003, the Wheeling area experienced several significant snow and ice storms, which negatively impacted our visitation and closed our gaming operation for one day and a portion of another day.  The state of West Virginia’s share of net terminal income above a predetermined level increases from 30.0% to 41.0% during each state fiscal year.  In addition, the state retains a 10.0% surcharge from all net terminal income in excess of the predetermined level for the state fiscal year.  Of the total 10.0% surcharge, 42.0% can be recouped for certain types of capital investments made at the facility.  We accrue for the state’s share of net terminal income and the expected surcharge amount (net of recoupments) ratably throughout the year.  The state’s percentage share of net terminal income and surcharge amount (net of recoupments) is expected to increase in 2003 due to projected increases in net terminal income in the third and fourth quarters resulting from the opening of the Wheeling Island expansion.  Such increases in net terminal income will be subject to the higher percentage paid to the state (41.0%) and the 10.0% surcharge (net of recoupments).  All cash redemptions of points earned by members of our Preferred Players Club are recognized as reductions in gaming revenues.  Such cash redemptions were $1.6 million for the quarter ended March 30, 2003, an increase of $0.6 million, or 68.0%, from $1.0 million for the quarter ended March 31, 2002.  The increase in cash redemptions is due to the increase in Preferred Players Club membership from 121,625 at March 31, 2002 to 190,575 at March 30, 2003, and a revision in Preferred Players Club reward incentives in October 2002 that allowed instantaneous redemptions of points for cash.

Pari-mutuel revenues for the quarter ended March 30, 2003 were $1.9 million, a decrease of $0.3 million, or 13.4%, from $2.2 million for the quarter ended March 31, 2002.  The decrease in pari-mutuel revenues was due to a $1.5 million decrease in wagering handle on our live races and a $0.4 million decrease in wagering handle on simulcast races.  The lower live wagering handle was due to the cancellation of three live racing performances caused by unfavorable winter weather and a 14.6% decrease in the average live wagering handle per performance.  The lower simulcast wagering handle was also due to unfavorable winter weather, which cancelled two planned simulcast performances, and a 9.2% decrease in the average simulcast wagering handle per performance.

Food and beverage revenues for the quarter ended March 30, 2003 were unchanged from the quarter ended March 31, 2002.

Other revenues for the quarter ended March 30, 2003 were unchanged from the quarter ended March 31, 2002.

Purse expenses were $4.2 million for the quarter ended March 30, 2003, a decrease of $0.4 million, or 8.3%, from $4.6 million for the quarter ended March 31, 2002.  The decrease was due primarily to a $0.3 million decrease in gaming purse expense and a $0.1 million decrease in pari-mutuel purses.  The $0.3 million decrease in gaming purse expense is due to the decrease in the expected purse share of net terminal income during 2003.  The state of West Virginia’s share of net terminal income above a predetermined level increases from 30.0% to 41.0% during each state fiscal year.  In addition, the state deducts a 10.0% surcharge from all net terminal income in excess of the predetermined level for the state fiscal year. The purse share of all excess net terminal income amounts remaining after the surcharge deduction is 8.0%, as compared to 14.0% of all net terminal income before the predetermined level.  We accrue for the expected decrease in the purse share of net terminal income ratably throughout the year.  The purse share of net terminal income is expected to decrease in 2003 due to projected increases in net terminal income in the third and fourth quarters resulting from the opening of the Wheeling Island expansion.  Such increases in net terminal income will be subject to the 10.0% surcharge and the lower percentage paid to purses (8.0%) after the surcharge deduction.  The $0.1 million decrease in pari-mutuel purses is due to a $1.5 million decrease in wagering handle on our live races and a $0.4 million decrease in wagering handle on simulcast races.

Gaming expenses were $1.1 million for the quarter ended March 30, 2003, an increase of $0.1 million, or 7.3%, from $1.0 million for the quarter ended March 31, 2002.  The increase in gaming expenses is due primarily to increases in payroll and repair costs associated with an increase in the number of slot machines from 1,530 at March 31, 2002 to 1,623 at March 30, 2003.

Pari-mutuel expenses were $0.9 million for the quarter ended March 30, 2003, a decrease of $0.1 million, or 11.7%, from $1.0 million for the quarter ended March 31, 2002.  The decrease in pari-mutuel expenses is due primarily to lower costs associated with the $1.5 million decrease in wagering handle on our live races and $0.4 million decrease in wagering handle on simulcast races.

Food and beverage expenses for the quarter ended March 30, 2003 were $1.1 million, a decrease of $0.2 million, or 16.7%, from $1.3 million for the quarter ended March 31, 2002.  The decrease in food and beverage expenses was due primarily to decreased food costs in the Island Room Buffet.

Marketing and promotions expenses for the quarter ended March 30, 2003 were $1.3 million, a decrease of $0.3 million, or 19.3%, from $1.6 million for the quarter ended March 31, 2002.  The decrease in marketing and promotions expenses is due primarily to decreased costs associated with merchandise giveaways and other promotional events.

Facilities and maintenance expenses were $1.4 million for the quarter ended March 30, 2003, an increase of $0.1 million, or 12.1%, from $1.3 million for the quarter ended March 31, 2002.  The increase in facilities and maintenance expense is due primarily to higher insurance premiums paid for liability and property coverage.

General and administrative, or G&A, expenses were $1.1 million for the quarter ended March 30, 2003, an increase of $0.2 million, or 22.2%, from $0.9 million for the quarter ended March 31, 2002.  The increase in G&A expense was due to a $0.1 million increase in administrative services fees paid to the shareholders and a $0.1 million increase in consulting, legal and other professional services costs.

Depreciation and amortization expenses for the quarter ended March 30, 2003 were $1.9 million, a $0.1 million, or 7.6%, increase from $1.8 million for the quarter ended March 31, 2002.  The increase was due to the increased depreciation expense associated with the $8.3 million of assets that were added to our buildings, improvements and equipment accounts during the twelve months ended March 30, 2003.

Interest expense was $3.3 million for the quarter ended March 30, 2003, a decrease of $0.1 million, or 4.3%, from $3.4 million for the quarter ended March 31, 2002.  The $0.1 million decrease is due to lower reported interest expense associated with the $125.0 million of unsecured senior notes, due principally to the quarter ended March 30, 2003 consisting of one fewer day than the quarter ended March 31, 2002 and a partial reversal of accrued interest relating to the agreement that we reached with the Internal Revenue Service in 2002.

Income tax expense for the quarter ended March 30, 2003 was $1.6 million, a decrease of $0.4 million, or 16.0%, from $2.0 million for the quarter ended March 31, 2002.  The decrease was directly attributable to the $0.9 million decrease in income before taxes to $4.7 million for the quarter ended March 30, 2003 from $5.6 million for the quarter ended March 31, 2002.

Liquidity and Capital Resources

As of March 30, 2003, the Company had cash and cash equivalents of $8.7 million, as compared to cash and cash equivalents of $9.0 million as of December 31, 2002.  The Company’s source of liquidity for the quarter ended March 30, 2003 consisted of cash provided by operating activities and cash provided by financing activities.  The Company’s source of liquidity for the quarter ended March 31, 2002 consisted of cash provided by operating activities.  The cash provided by operating activities for the quarter ended March 30, 2003 was $8.6 million, a $2.1 million decrease from $10.7 million for the quarter ended March 31, 2002.  The $2.1 million decrease was due to a $2.2 million increase in the change in working capital due primarily to decreases in accounts payable for the quarter ended March 30, 2003 relating to intercompany settlements between the Company and its shareholder, and a $0.5 million decrease in net income offset partially by a $0.6 million increase in non-cash adjustments including depreciation and amortization.

Cash used in investing activities for the quarter ended March 30, 2003 was $11.9 million, an increase of $8.4 million from $3.5 million for the quarter ended March 31, 2002.  The $8.4 million increase in cash used for investing activities was due principally to a $9.1 million increase in capital expenditures relating to the Wheeling Island expansion.

Cash provided by financing activities for the quarter ended March 30, 2003 was $3.0 million, or $3.2 million higher than the $0.2 million of cash used in financing activities for the quarter ended March 31, 2002.  The $3.2 million increase in cash provided by (used in) financing activities is due to a $3.0 million borrowing under the $40.0 million revolving credit facility during the quarter ended March 30, 2003 and the incurrence of $0.2 million of debt issuance costs during the quarter ended March 31, 2002 related to the issuance of $125.0 million of unsecured senior notes in December 2001.

We believe our future cash provided by operating activities, as well as the availability under our $40.0 million revolving credit facility, will provide sufficient funding for our future working capital needs and capital expenditures, including all capital expenditures relating to the Wheeling Island expansion.

Contractual Obligations and Commitments

To accommodate growing demand, we are constructing the Wheeling Island expansion.  The expansion is expected to include a hotel, new gaming areas, a conference facility, dining facilities and a multi-purpose showroom.  The cost of completing the expansion is expected to be approximately $67.0 million.  We executed a construction management agreement with Louis P. Ciminelli Construction Company in July 2002.  Completion of the Wheeling Island expansion is anticipated in late June 2003.  The project will be financed with cash flow from operations and, to the extent required, borrowings under our $40.0 million revolving credit facility.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

None.

ITEM 4.  Controls and Procedures

(a)                                  The Company’s Chief Executive Officer and President (the principal executive officers) and Vice President of Finance (the principal financial officer), after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the “Evaluation Date”)), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its subsidiaries would be communicated to them.

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

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

We are a co-defendant in litigation brought against an independent kennel for the loss of 14 racing greyhounds.  In October 2002, the plaintiffs were awarded a judgment, which, with accrued interest from the date of the loss, currently amounts to approximately $900,000.  We were found to have committed no negligent act in connection with the loss of the greyhounds, but the plaintiffs seek to hold us jointly and severally liable with the negligent kennel operator based on the theory that we and the kennel were engaged in a joint venture.  We have appealed that part of the trial court’s findings that suggest we were engaged in a joint venture with the negligent kennel operator.  We deny any liability or financial responsibility for the loss, and we believe the availability of insurance coverage and the possibility of legal recourse by us against the kennel will result in this matter having no material adverse impact on us.

We are a party to a number of legal proceedings that have arisen in the ordinary course of our business. We believe that the outcome of such proceedings will not have a material adverse effect on our operating results or financial condition.

ITEM 2.    Changes in Securities and Use of Proceeds

None.

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

None.

ITEM 5.    Other Information

None.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)                           Exhibits

None.

(b)                          Reports on Form 8-K

(i)                                     On February 19, 2003, the Company filed a Form 8-K under Item 5 announcing that on February 19, 2003, the Company issued the press release filed as an Exhibit to such Form 8-K with respect to the election of the Board of Directors and formation of an Audit Committee of the Board of Directors of the Company.

(ii)                                  On March 28, 2003, the Company filed a Form 8-K under Item 5 announcing that on March 28, 2003, the Company issued the press release filed as an Exhibit to such Form 8-K with respect to the Company’s financial results for the fiscal year ended December 31, 2002 and the filing of the Company’s Form 10-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELING ISLAND GAMING, INC.
(Registrant)

	By:	/s/ Michael D. Corbin
Michael D. Corbin
Vice President of Finance (principal financial officer and chief accounting officer)

Dated: May 13, 2003

CERTIFICATION

I, Ronald A. Sultemeier, certify that:

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

Dated: May 13, 2003	/s/ Ronald A. Sultemeier
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

Dated: May 13, 2003	/s/ Scott L. Cooper
Scott L. Cooper President

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

Dated: May 13, 2003	/s /Michael D. Corbin
Michael D. Corbin Vice President of Finance