Form 10-Q
period 2003-06-29
WHEELING ISLAND GAMING INC
filed 2003-08-12
CIK 1166041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-3 of the Securities Exchange Act of 1934):

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Not applicable.

WHEELING ISLAND GAMING, INC.

Part I.  FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

WHEELING ISLAND GAMING, INC.

Consolidated Balance Sheets

($000’s omitted, except per share amounts)

	June 29, 2003	December 31, 2002

Assets

Current assets:
Cash and cash equivalents	$11,295	$9,014
Receivables	3,608	1,292
Prepaid expenses and other assets	930	479
Prepaid income taxes	—	1,067
Deferred income taxes	92	92

Total current assets	15,925	11,944

Property and equipment, net	92,402	55,845
Licenses	65,919	65,919
Goodwill	32,221	32,221
Non-compete covenant	10,401	11,902
Other intangible assets	2,299	2,318
Debt issuance costs	5,171	5,591

	224,338	185,740

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	19,529	3,949
Accrued expenses	4,416	4,273
Income taxes payable	604	—

Total current liabilities	24,549	8,222

Long-term debt	141,000	126,500
Deferred income tax	24,166	23,530

Total liabilities	189,715	158,252

Shareholders’ equity:
Common stock, $1 par value, 500 shares authorized, issued and outstanding in 2003 and 2002, respectively	1	1
Additional paid-in capital	5,915	5,915
Retained earnings	28,707	21,572

Total shareholders’ equity	34,623	27,488

	$224,338	$185,740

WHEELING ISLAND GAMING, INC.

Consolidated Statements of Operations

($000’s omitted)

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Operating revenue:
Gaming revenue	$21,820	$20,497	$39,706	$39,533
Pari-mutuel revenue	2,144	2,313	4,045	4,509
Food & beverage revenue	1,276	1,421	2,333	2,557
Other revenue	333	200	559	385
	25,573	24,431	46,643	46,984
Operating expenses:
Purse expense	5,069	4,992	9,285	9,592
Gaming expenses	1,413	1,107	2,509	2,128
Pari-mutuel expenses	975	1,059	1,893	2,099
Food & beverage expenses	1,654	1,570	2,732	2,864
Other expenses	168	—	168	—
Marketing and promotions	1,728	1,499	2,999	3,074
Facilities and maintenance	1,596	1,298	3,037	2,583
General and administrative	1,475	911	2,622	1,850
Depreciation and amortization	1,962	1,847	3,910	3,657

	16,040	14,283	29,155	27,847

Operating income	9,533	10,148	17,488	19,137
Interest expense, net	(3,257)	(3,367)	(6,513)	(6,768)
Income before income tax	6,276	6,781	10,975	12,369
Income tax expense	2,196	2,348	3,840	4,304

Net Income	$4,080	$4,433	$7,135	$8,065

WHEELING ISLAND GAMING, INC.

Consolidated Statements of Cash Flows

($000’s omitted)

	Six Months Ended
	June 29, 2003	June 30, 2002

Cash flows relating to operating activities:
Net Income	$7,135	$8,065
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	3,910	3,657
Deferred income tax	636	(262)
Other	420	396
Change in assets and liabilities:
Receivables	(2,316)	(2,645)
Prepaid expenses and other assets	(451)	(51)
Prepaid income taxes	1,067	7
Accounts payable	15,580	1,372
Accrued expenses	143	(594)
Income taxes payable	604	—

Net cash provided by operating activities	26,728	9,945

Cash flows relating to investing activities:
Payments for capital expenditures	(38,947)	(10,910)

Cash flows relating to financing activities:
Proceeds from long-term borrowings	14,500	—
Debt issuance costs and other	—	(358)

Net cash provided by (used in) financing activities	14,500	(358)

Net (decrease) increase in cash	2,281	(1,323)

Cash balances:
Beginning of period	9,014	9,903

End of period	$11,295	$8,580

Supplemental disclosure:
Cash paid (refunded) during the period for -
Income taxes	$1,533	$2,603

Interest	$6,724	$6,715

WHEELING ISLAND GAMING, INC.

Notes to Consolidated Financial Statements

($000’s omitted)

1.      Business and ownership

Wheeling Island Gaming, Inc. is a wholly owned subsidiary of Sportsystems Corporation (Sportsystems).  Sportsystems is a wholly owned subsidiary of Delaware North Companies, Incorporated (DNC).

2.      Basis of presentation

The consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X.  In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Wheeling Island Gaming, Inc. and its subsidiaries (the Company).  The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes of the Company for the year ended December 31, 2002, as included in the Company’s Form 10-K filed on March 28, 2003.

The fiscal year of the Company begins on January 1 and ends on December 31.  Fiscal quarters of the Company end on the Sunday nearest March 31, June 30, and September 30, respectively.  The three-month and six-month periods ended June 29, 2003 consist of 91 days and 180 days, respectively, and the three-month and six-month periods ended June 30, 2002 consist of 91 days and 181 days, respectively.

Certain prior year amounts have been reclassified in order to conform to the presentation used in the 2003 financial statements.

3.      New accounting pronouncements

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued in April 2003, and is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  Upon adoption, this Statement is not expected to have any effect on the Company’s financial position or results of operations.

SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued in May 2003, and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise beginning July 1, 2003. SFAS

No. 150 requires freestanding financial instruments within its scope to be recorded as a liability in the financial statements. Freestanding financial instruments include mandatorily redeemable financial instruments, obligations to repurchase issuer’s equity shares and certain obligations to issue a variable number of issuer’s shares. As of June 29, 2003, the Company has no freestanding financial instruments within the scope of SFAS No. 150. Upon adoption, this Statement is not expected to have any effect on the Company’s financial position or results of operations.

FASB Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities” was issued in January 2003, and is effective for all variable interests in variable interest entities created after January 31, 2003, and is effective July 1, 2003 for variable interests in variable interest entities created before February 1, 2003. This Interpretation clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has reviewed the provisions of FIN 46 and has determined that it does not have an impact on the Company’s financial position or results of operations.

4.      Income Taxes

The provision for income taxes consists of the following:

	2003	2002

Current federal tax expense	$3,204	$4,566

Deferred federal tax expense (benefit)	636	(262)

	$3,840	$4,304

Federal income taxes included in the accompanying balance sheets at June 29, 2003 and December 31, 2002 are due to and receivable from DNC, respectively.

The Company is not subject to state income tax.

5.      Related Party Transactions

Pursuant to an administrative services agreement with Sportsystems and DNC, the Company pays an annual administrative services fee equal to the greater of 1.5% of the preceding year’s total operating revenues or $1,200 for certain support services provided to the Company.  During the three-month periods ended June 29, 2003 and June 30, 2002, the Company recorded administrative services fees of $363 and $313, respectively.  During the six-month periods ended June 29, 2003 and June 30, 2002, the Company recorded administrative services fees of $726 and $626, respectively.

The Company invests its excess cash in a segregated account administered by DNC under its centralized cash management program.  At June 29, 2003 and June 30, 2002, the Company had $1 and $2,930 invested in this program, respectively.  During the three-month periods ended June 29, 2003 and June 30, 2002, the Company recorded interest income of $2 and $60, respectively.  During the six-month periods ended June 29, 2003 and June 30, 2002, the Company recorded interest income of $12 and $80, respectively.

6.      Commitments

On June 26, 2003, the Company completed a significant expansion project  connected to the existing gaming facility.  The Wheeling Island expansion includes a hotel, new gaming areas, a multi-purpose showroom intended for use as an entertainment venue, a conference facility and dining facilities.  The final cost of the Wheeling Island expansion is expected to be approximately $68,000.  Through June 29, 2003, the Company had incurred $60,984 of capital expenditures related to the Wheeling Island expansion.  The remaining project expenditures will be financed with cash from operations and, to the extent required, the Company’s $40,000 secured Revolving Credit Facility (the Revolver).  At June 29, 2003, the Company had drawn $16,000 against the Revolver.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We own and operate Wheeling Island Racetrack & Gaming Center, or Wheeling Island, a premier gaming and entertainment complex located in Wheeling, West Virginia.  Wheeling Island features 2,200 slot machines, a hotel, showroom, greyhound racetrack, pari-mutuel wagering on live greyhound racing and simulcast greyhound, thoroughbred and harness racing and various dining venues.

On June 26, 2003, the Wheeling Island expansion was completed and opened for gaming.  The gaming and hotel expansion is connected to our existing gaming facility.  The opening of the Wheeling Island expansion increased the number of slot machines from 1,630 to 2,200 while also adding the following amenities to the Wheeling Island complex:

•                  a 151-room hotel;

•                  one fine dining restaurant, one casual dining restaurant, a food court and bar and lounge areas;

•                  a 600-seat multi-purpose showroom; and

•                  180 covered parking spaces plus additional outdoor parking spaces.

We expect the total cost of designing, developing, constructing and equipping the Wheeling Island expansion to be approximately $68.0 million, including architect fees.  During the three months and six months ended June 29, 2003, we incurred capital expenditures relating to the Wheeling Island expansion of $25.4 million and $37.1 million, respectively.

Results of Operations

Three Months Ended June 29, 2003 Compared to Three Months Ended June 30, 2002

Gaming revenues were $21.8 million for the quarter ended June 29, 2003, an increase of $1.3 million, or 6.5%, from $20.5 million for the quarter ended June 30, 2002.  The increase was due to the expanded use of the Preferred Players Club and the June 26, 2003 opening of the Wheeling Island expansion, offset partially by a $0.6 million increase in the accrued share of net terminal income and surcharge amount (net of recoupments) owed to the State of West Virginia and a $0.6 million increase in the redemption of Preferred Players Club points for cash.  In October 2002, the Preferred Players Club rewards were revised to provide greater incentives for higher levels of play.  Such revisions combined with the increase in club membership from 137,811 at June 30, 2002 to 215,781 at June 29, 2003 have resulted in higher levels of gaming activity.  The State of West Virginia’s share of net terminal income above a predetermined level increases from 30.0% to 41.0% during a state fiscal year.  In addition, the state retains a 10.0% surcharge from all net terminal income in excess of the predetermined level for the state fiscal year.  Of the total 10% surcharge, 42.0% can be recouped for certain types of capital investments made at the facility.  We accrue for the state’s share of net terminal income and the expected surcharge amount (net of recoupments) ratably throughout the year.  The state’s percentage share of net terminal income and surcharge amount (net of recoupments) is expected to increase in 2003 due to projected increases in net terminal income in the third and fourth quarters resulting from the opening of the Wheeling Island expansion.  Such increases in net terminal income will be subject to the higher percentage paid to the state (41.0%) and the 10.0% surcharge (net of recoupments).  All cash redemptions of points earned by members in our Preferred Players Club are recognized as reductions in gaming revenues.  Such cash redemptions were $1.8 million for the quarter ended June 29, 2003, an increase of $0.6 million, or 46.9%, from $1.2 million for the quarter ended June 30, 2002. The increase in cash redemptions is due to the increase in Preferred Players Club membership and a revision in Preferred Players Club reward incentives in October 2002 that allowed instantaneous redemptions of points for cash.

Pari-mutuel revenues for the quarter ended June 29, 2003 were $2.1 million, a decrease of $0.2 million, or 7.3%, from $2.3 million for the quarter ended June 30, 2002.  The $0.2 million decrease in pari-mutuel revenues was due to a $0.8 million decrease in wagering handle on our live races and a $0.6 million decrease in wagering handle on simulcast races.  The lower live and simulcast wagering handles were due to decreases in the average live and simulcast wagering handles per performance of 7.7% and 14.2%, respectively.

Food and beverage revenues for the quarter ended June 29, 2003 were $1.3 million, a decrease of $0.1 million, or 10.2%, from $1.4 million for the quarter ended June 30, 2002.  The decrease in food and beverage revenues can be attributed to an increase in the number of food and beverage complimentaries provided to Preferred Players Club members through point redemptions and coupons.

Other revenues were $0.3 million for the three months ended June 29, 2003, an increase of $0.1 million, or 66.5%, from $0.2 million for the same three months last year.  The increase in other revenues was due primarily to increased ATM fee income associated with the increase in gaming activity during the quarter and the lodging revenues related to the June 26 opening of the new 151-room hotel.

Purse expenses were $5.1 million for the quarter ended June 29, 2003, an increase of $0.1 million, or 1.5%, from $5.0 million for the quarter ended June 30, 2002.  The $0.1 million increase was due principally to a $0.5 million increase in gaming purse expense associated with an increase in net terminal income to $42.0 million for the quarter ended June 29, 2003 from $37.5 million for the quarter ended June 30, 2002, offset partially by a $0.4 million decrease in gaming purse expense due to the decrease in the expected purse share of net terminal income during 2003.  The State of West Virginia’s share of net terminal income above a predetermined level increases from 30.0% to 41.0% during a state fiscal year.  In addition, the state deducts a 10.0% surcharge from all net terminal income in excess of the predetermined level for the state fiscal year.  The purse share of all excess net terminal income amounts remaining after the surcharge deduction is 8.0% as compared to 14.0% for all net terminal income before the predetermined level.  We accrue for the expected decrease in the purse share of net terminal income ratably throughout the year.  The purse share of net terminal income is expected to decrease in 2003 due to projected increases in net terminal income in the third and fourth quarters resulting from the opening of the Wheeling Island expansion.  Such increases in net terminal income will be subject to the 10.0% surcharge and the lower percentage paid to purses (8.0%) after the surcharge deduction.

Gaming expenses were $1.4 million for the quarter ended June 29, 2003, an increase of $0.3 million, or 27.6%, from $1.1 million for the quarter ended June 30, 2002.  The increase in gaming expenses was due primarily to pre-opening payroll costs associated with the Wheeling Island expansion, which increased the number of slot machines from 1,630 to 2,200.

Pari-mutuel expenses were $1.0 million for the quarter ended June 29, 2003, a decrease of $0.1 million, or 7.9%, from $1.1 million for the quarter ended June 30, 2002.  The decrease in pari-mutuel expenses is due primarily to lower expenses associated with the $0.8 million decrease in wagering handle on our live races and $0.6 million decrease in wagering handle on our simulcast races.

Food and beverage expenses for the three months ended June 29, 2003 were $1.7 million, an increase of $0.1 million, or 5.4%, from $1.6 million for the same three months last year.  The increase in food and beverage expenses was due primarily to pre-opening payroll costs associated with the Wheeling Island expansion, which added a fine dining restaurant, a casual restaurant, a food court and bar and lounge areas.

Other expenses were $0.2 million for the quarter ended June 29, 2003.  Other expenses represent lodging, retail and entertainment costs related to the new hotel, retail shop and showroom, respectively, which opened on June 26, 2003.

Marketing and promotions expenses for the three months ended June 29, 2003 were $1.7 million, an increase of $0.2 million, or 15.3%, from $1.5 million for the same three months last year.  The increase in marketing and promotions expenses was due principally to pre-opening advertising, promotions and consulting costs related to the Wheeling Island expansion.

Facilities and maintenance expenses were $1.6 million for the quarter ended June 29, 2003, an increase of $0.3 million, or 23.0%, from $1.3 million for the quarter ended June 30, 2002.  The increase in facilities and maintenance expense was due to a $0.1 million increase in utilities expense related to the construction of the Wheeling Island expansion, a $0.1 million increase in insurance premiums paid for liability and property coverage and a $0.1 million increase in pre-opening payroll costs related to the Wheeling Island expansion.

General and administrative, or G&A, expenses were $1.5 million for the three months ended June 29, 2003, an increase of $0.6 million, or 61.9%, from $0.9 million for the same three months last year.  The increase in G&A expense was due to a $0.3 million increase in payroll costs related to the opening of the Wheeling Island expansion, a $0.2 million increase in other professional services costs and a $0.1 million increase in the administrative services fees paid to the shareholders.

Depreciation and amortization expenses for the three months ended June 29, 2003 were $2.0 million, a $0.2 million, or 6.2%, increase from $1.8 million for the three months ended June 30, 2002.  The increase was due to the increased depreciation expense associated with $7.9 million of assets that were added to our buildings, improvements and equipment accounts during the twelve months ended June 29, 2003.

Interest expense was $3.3 million for the three months ended June 29, 2003, a decrease of $0.1 million, or 3.3%, from $3.4 million for the same three months last year.  The $0.1 million decrease in interest expense is due primarily to the capitalization of interest expense relating to borrowings under the $40.0 million revolving credit facility used to fund the Wheeling Island expansion expenditures for the three months ended March 30, 2003.

Income tax expense for the three months ended June 29, 2003 was $2.2 million, a decrease of $0.1 million, or 6.5%, from $2.3 million for the same three months last year.  The decrease was directly attributable to the $0.5 million decrease in income before taxes from $6.8 million for the three months ended June 30, 2002 to $6.3 million for the three months ended June 29, 2003.

Six Months Ended June 29, 2003 Compared to Six Months Ended June 30, 2002

Gaming revenues were $39.7 million for the six months ended June 29, 2003, an increase of $0.2 million, or 0.4%, from $39.5 million for the six months ended June 30, 2002.  The increase was due to the increased gaming activity associated with the expanded use of the Preferred Players Club and the June 26, 2003 opening of the Wheeling Island expansion, offset partially by unfavorable weather conditions, a $1.2 million increase in the accrued share of net terminal income and surcharge amount (net of recoupments) owed to the State of West Virginia and a $1.2 million increase in the redemption of Preferred Players Club points for cash.  In October 2002, the Preferred Players Club rewards were revised to provide greater incentives for higher levels of play.  Such revisions combined with the increase in club membership from 137,811 at June 30, 2002 to 215,781 at June 29, 2003 have resulted in increased gaming activity.  During the first three months of 2003, the Wheeling area experienced several significant snow and ice storms, which negatively impacted our visitation and closed our gaming operation for one day and a portion of another day.  The State of West Virginia’s share of net terminal income above a predetermined level increases from 30.0% to 41.0% during a state fiscal year.  In addition, the state retains a 10.0% surcharge from all net terminal income in excess of the predetermined level for the state fiscal year.  Of the total 10.0% surcharge, 42.0% can be recouped for certain types of capital investments made at the facility.  We accrue for the state’s share of net terminal income and the expected surcharge amount (net of recoupments) ratably throughout the year.  The state’s percentage share of net terminal income and surcharge amount (net of recoupments) is expected to increase in 2003 due to projected increases in net terminal income in the third and fourth quarters resulting from the opening of the Wheeling Island expansion.  Such increases in net terminal income will be subject to the higher percentage paid to the state (41.0%) and the 10.0% surcharge (net of recoupments).  All cash redemptions of points earned by members in our Preferred Players Club are recognized as reductions in gaming revenues.  Such cash redemptions were $3.4 million for the six months ended June 29, 2003, an increase of $1.2 million, or 56.4%, from $2.2 million for the same six months last year.  The increase in cash redemptions is due to the increase in Preferred Players Club membership and a revision in Preferred Players Club reward incentives in October 2002 that allowed instantaneous redemptions of points for cash.

Pari-mutuel revenues for the six months ended June 29, 2003 were $4.0 million, a decrease of $0.5 million, or 10.3%, from $4.5 million for the six months ended June 30, 2002.  The $0.5 million decrease in pari-mutuel revenues was due to a $2.3 million decrease in wagering handle on our live races and a $1.0 million decrease in wagering handle on simulcast races.  The lower live wagering handle was due to the cancellation of three live racing performances caused by unfavorable winter weather and a 10.6% decrease in the average live wagering handle per performance.  The lower simulcast-wagering handle was also due to the unfavorable winter weather, which cancelled two planned simulcast performances and an 11.8% decrease in the average simulcast wagering handle per performance.

Food and beverage revenues for the six months ended June 29, 2003 were $2.3 million, a decrease of $0.3 million, or 8.8%, from $2.6 million for the same six months last year.  The decrease in food and beverage revenues can be attributed to an increase in the number of food and beverage complimentaries provided to Preferred Players Club members though point redemptions and coupons.

Other revenues were $0.6 million for the six months ended June 29, 2003, an increase of $0.2 million, or 45.2%, from $0.4 million for the six months ended June 30, 2002.  The increase in other revenues was due primarily to increased ATM fee income associated with the increase in gaming activity and the lodging revenues related to the June 26, 2003 opening of the new 151-room hotel.

Purse expenses were $9.3 million for the six months ended June 29, 2003, a decrease of $0.3 million, or 3.2%, from $9.6 million for the six months ended June 30, 2002.  The $0.3 million decrease was due to a $0.7 million decrease in gaming purse expense due to the decrease in the expected purse share of net terminal income during 2003 and a $0.1 million decrease in pari-mutuel purse expense, offset partially by a $0.5 million increase in gaming purse expense associated with an increase in net terminal income to $76.8 million for the six months ended June 29, 2003 from $72.2 million for the six months ended June 30, 2002.  The State of West Virginia’s share of net terminal income above a predetermined level increases from 30.0% to 41.0% during a state fiscal year.  In addition, the state deducts a 10.0% surcharge from all net terminal income in excess of the predetermined level for the state fiscal year.  The purse share of all excess net terminal income amounts remaining after the surcharge deduction is 8.0% as compared to 14.0% for all net terminal income before the predetermined level.  We accrue for the expected decrease in the purse share of net terminal income ratably throughout the year.  The purse share of net terminal income is expected to decrease in 2003 due to large projected increases in net terminal income in the third and fourth quarters resulting from the opening of the Wheeling Island expansion.  Such increases in net terminal income will be subject to the 10.0% surcharge and the lower percentage paid to purses (8.0%) after the surcharge deduction.  The $0.1 million decrease in pari-mutuel purse expense is directly attributable to the $2.3 million decrease in wagering handle on our live races and the $1.0 million decrease in wagering handle on our simulcast races.

Gaming expenses were $2.5 million for the six months ended June 29, 2003, an increase of $0.4 million, or 17.9%, from $2.1 million for the same six months last year.  The increase in gaming expenses was due primarily to pre-opening payroll costs associated with the Wheeling Island expansion, which increased the number of slot machines from 1,630 to 2,200.

Pari-mutuel expenses were $1.9 million for the six months ended June 29, 2003, a decrease of $0.2 million, or 9.8%, from $2.1 million for the six months ended June 30, 2002.  The decrease in pari-mutuel expenses was due primarily to lower expenses associated with the $2.3 million decrease in wagering handle on our live races and the $1.0 million decrease in wagering handle on our simulcast races.

Food and beverage expenses for the six months ended June 29, 2003 were $2.7 million, a decrease of $0.2 million, or 4.6%, from $2.9 million for the six months ended June 30, 2002.  The decrease in food and beverage expenses is due to a $0.3 million decrease in food costs, which can be attributed to the $0.3 million decrease in food and beverage revenues and a decrease in food and beverage costs as a percentage of food and beverage revenues from 50.0% for the six months ended June 30, 2002 to 40.0% for the six months ended June 29, 2003, offset partially by $0.1 million of pre-opening payroll costs associated with the Wheeling Island expansion that added a fine dining restaurant, a casual restaurant, a food court and bar and lounge areas to the Wheeling Island complex.

Other expenses were $0.2 million for the six months ended June 29, 2003.  Other expenses represent lodging, retail and entertainment costs related to the new hotel, retail shop and showroom, respectively, which opened on June 26, 2003.

Marketing and promotions expense for the six months ended June 29, 2003 were $3.0 million, a decrease of $0.1 million, or 2.4%, from $3.1 million for the same six months last year.  The decrease in marketing and promotions expenses was due to a $0.5 million decrease in costs associated with merchandise giveaways and other promotional events, offset partially by $0.4 million of pre-opening costs related to the Wheeling Island expansion.

Facilities and maintenance expenses were $3.0 million for the six months ended June 29, 2003, an increase of $0.4 million, or 17.6%, from $2.6 million for the six months ended June 30, 2002.  The increase in facilities and maintenance expense was due to a $0.1 million increase in utilities expense related to the construction of the Wheeling Island expansion, a $0.2 million increase in insurance premiums paid for liability and property coverage and a $0.1 million increase in pre-opening payroll costs related to the opening of the Wheeling Island expansion.

General and administrative, or G&A, expenses were $2.6 million for the six months ended June 29, 2003, an increase of $0.7 million, or 41.7%, from $1.9 million for the six months last year.  The increase in G&A expense was due to a $0.3 million increase in payroll costs related to the opening of the Wheeling Island expansion, a $0.3 million increase in other professional services costs and a $0.1 million increase in administrative services fees paid to the shareholders.

Depreciation and amortization expenses for the six months ended June 29, 2003 were $3.9 million, a $0.2 million, or 6.9%, increase from $3.7 million for the six months ended June 30, 2002.  The increase was due to the increased depreciation expense associated with $7.9 million of assets that were added to our buildings, improvements and equipment accounts during the twelve months ended June 29, 2003.

Interest expense was $6.5 million for the six months ended June 29, 2003, a decrease of $0.3 million, or 3.8%, from $6.8 million for the same six months last year.  The $0.3 million decrease was due to lower reported interest expense associated with the $125.0 million of unsecured senior notes, due principally to the six-month period ending June 29, 2003 consisting of one fewer day than the same six month period last year and the capitalization of interest expense relating to borrowings under the $40.0 million revolving credit facility used to fund Wheeling Island expansion expenditures for the six months ended June 29, 2003.

Income tax expense for the six months ended June 29, 2003 was $3.8 million, a decrease of $0.5 million, or 10.8%, from $4.3 million for the six months ended June 30, 2002.  The decrease was directly attributable to the $1.4 million decrease in income before income taxes from $12.4 million for the six months ended June 30, 2002 to $11.0 million for the six months ended June 29, 2003.

Liquidity and Capital Resources

As of June 29, 2003, the Company had cash and cash equivalents of $11.3 million, as compared to cash and cash equivalents of $9.0 million at December 31, 2002.  The Company’s source of liquidity for the six months ended June 29, 2003 consisted of cash provided by financing activities and cash provided by operating activities.  The Company’s source of liquidity for the six months ended June 30, 2002 consisted of cash provided by operating activities.  The cash provided by operating activities for the six months ended June 29, 2003 was $26.7 million, a $16.8 million increase from $9.9 million for the six months ended June 30, 2002.  The $16.8 million increase was due to (i) a $16.6 million decrease in the change in working capital, due primarily to a $15.6 million increase in accounts payable during the six months ended June 29, 2003, representing construction billings and equipment purchases related to the Wheeling Island expansion and (ii) a $1.2 million increase in non-cash depreciation and amortization and other non-cash adjustments, offset partially by a $1.0 million decrease in net income.

Cash used in investing activities for the six months ended June 29, 2003 was $38.9 million, an increase of $28.0 million from $10.9 million for the six months ended June 30, 2002.  The $28.0 million increase in cash used for investing activities was due principally to a $28.5 million increase in capital expenditures relating to the Wheeling Island expansion.

Cash provided by financing activities for the six months ended June 29, 2003 was $14.5 million, or $14.9 million higher than the $0.4 million of cash used in financing activities for the six months ended June 30, 2002.  The $14.9 million increase in cash provided by (used in) financing activities is due to a $14.5 million borrowing under the $40.0 million revolving credit facility during the six months ended June 29, 2003 and the incurrence of $0.4 million of debt issuance costs during the six months ended June 30, 2002 related to the issuance of the $125.0 million of unsecured senior notes in December 2001.

We believe our future cash provided by operating activities, as well as the availability under our $40.0 million revolving credit facility, will provide sufficient funding for our future working capital needs and capital expenditures, including all capital expenditures relating to the Wheeling Island expansion.

Contractual Obligations and Commitments

On June 26, 2003, we completed construction of the Wheeling Island expansion.  The Wheeling Island expansion includes a hotel, new gaming areas, a conference facility, dining facilities and a multi-purpose showroom.  The total cost of completing the expansion is expected to be approximately $68.0 million.  The remaining project expenditures will be financed with cash flow from operations and, to the extent required, borrowings under our $40.0 million revolving credit facility.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

None.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officers and principal financial officer, has carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s principal executive officers and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in this quarterly report on Form 10-Q was recorded, processed, summarized, disclosed and reported within the time periods specified by the rules of the Securities and Exchange Commission.

Changes in Internal Controls

There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

We are a co-defendant in litigation brought against an independent kennel for the loss of 14 racing greyhounds.  In October 2002, a jury returned a verdict finding us not at fault for the loss of the greyhounds, but finding that we and the kennel had engaged in a joint venture.  The jury awarded damages in the amount of $750,000.  In November 2002, the court granted judgment jointly and severally against us and the kennel in the amount of $916,000, with post-judgment interest continuing to accrue at a rate of 10% per annum.  We have petitioned to appeal that part of the jury’s findings that we were engaged in a joint venture with the kennel operator.  We deny any liability or financial responsibility for the loss, and we believe the availability of insurance coverage and the possibility of legal recourse by us against the other will result in this matter having no material adverse impact on us.

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

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)               Exhibits

Exhibit 31.1      Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2      Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.3      Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b)                Reports on Form 8-K

On May 14, 2003, the Company filed a Form 8-K under Items 7 and 9 announcing that on May 13, 2003, the Company issued the press release filed as an Exhibit to such Form 8-K with respect to the Company’s financial results for the quarter ended March 30, 2003 and the filing of the Company’s Form 10-Q for the quarter ended March 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELING ISLAND GAMING, INC.
(Registrant)

Date: August 12, 2003	By:	/s/ Michael D. Corbin
Michael D. Corbin
Vice President of Finance
(principal financial officer and chief
accounting officer)