Form 10-Q
period 2003-09-28
WHEELING ISLAND GAMING INC
filed 2003-11-10
CIK 1166041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Not applicable.

WHEELING ISLAND GAMING, INC.

Part I.  FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

WHEELING ISLAND GAMING, INC.

Consolidated Balance Sheets

($000’s omitted, except per share amounts)

	Sept 28, 2003	December 31, 2002
Assets

Current assets:
Cash and cash equivalents	$14,682	$9,014
Receivables	4,147	1,292
Prepaid expenses and other assets	1,185	479
Prepaid income taxes	—	1,067
Deferred income taxes	92	92

Total current assets	20,063	11,944

Property and equipment, net	97,311	55,845
Licenses	65,919	65,919
Goodwill	32,221	32,221
Non-compete covenant	9,652	11,902
Other intangible assets	2,288	2,318
Debt issuance costs	4,962	5,591

	232,459	185,740

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	13,085	3,949
Accrued expenses	6,161	4,273
Income taxes payable	517	—

Total current liabilities	19,763	8,222

Long-term debt	160,500	126,500
Deferred income tax	24,513	23,530

Total liabilities	204,776	158,252

Shareholders’ equity:
Common stock, $1 par value, 500 shares authorized, issued and outstanding in 2002 and 2001, respectively	1	1
Additional paid-in capital	5,915	5,915
Retained earnings	21,767	21,572

Total shareholders’ equity	27,683	27,488

	$232,459	$185,740

WHEELING ISLAND GAMING, INC.

Consolidated Statements of Operations

($000’s omitted)

	Three Months Ended		Nine Months Ended
	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002

Operating revenue:
Gaming revenue	$26,112	$20,741	$65,818	$60,274
Pari-mutuel revenue	1,885	2,276	5,930	6,785
Food & beverage revenue	1,918	1,267	4,251	3,824
Lodging revenue	1,003	—	1,043	—
Other revenue	439	210	958	595
	31,357	24,494	78,000	71,478

Operating expenses:
Purse expense	5,950	4,912	15,235	14,504
Gaming expenses	2,538	1,167	5,047	3,295
Pari-mutuel expenses	905	998	2,798	3,097
Food & beverage expenses	2,150	1,510	4,882	4,374
Lodging expenses	457	—	567	—
Other expenses	176	—	234	—
Marketing and promotions	1,956	1,566	4,955	4,640
Facilities and maintenance	1,838	1,260	4,875	3,843
General and administrative	1,307	881	3,929	2,731
Depreciation and amortization	2,715	1,896	6,625	5,553

	19,992	14,190	49,147	42,037

Operating income	11,365	10,304	28,853	29,441
Interest expense, net	(3,645)	(3,714)	(10,158)	(10,482)
Other (expense), net	—	(333)	—	(333)
Income before income tax	7,557	6,257	18,695	18,626
Income tax expense	2,660	2,134	6,500	6,438

Net Income	$5,060	$4,123	$12,195	$12,188

WHEELING ISLAND GAMING, INC.

Consolidated Statements of Cash Flows

($000’s omitted)

	Nine Months Ended
	Sept. 28, 2003	Sept. 29, 2002
Cash flows relating to operating activities:
Net Income	$12,195	$12,188
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	6,625	5,553
Deferred income tax	983	(2,545)
Other	630	935
Change in assets and liabilities:
Receivables	(2,855)	(2,253)
Prepaid expenses and other assets	(709)	(41)
Prepaid income taxes	1,067	(140)
Accounts payable	9,136	4,384
Accrued expenses	1,888	3,587
Income taxes payable	517	—

Net cash provided by operating activities	29,477	21,668

Cash flows relating to investing activities:
Payments for capital expenditures	(45,809)	(16,493)

Cash flows relating to financing activities:
Proceeds from long-term borrowings	34,000	—
Debt issuance costs and other	—	(537)
Dividends paid	(12,000)	—
Net cash provided by (used in) financing activities	22,000	(537)

Net (decrease) increase in cash	5,668	4,638

Cash balances:
Beginning of period	9,014	9,903

End of period	$14,682	$14,541

Supplemental disclosure:
Cash paid (refunded) during the period for -
Income taxes	$3,933	$9,123

Interest	$6,743	$6,319

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

The fiscal year of the Company begins on January 1 and ends on December 31.  Fiscal quarters of the Company end on the Sunday nearest March 31, June 30, and September 30, respectively.  The three-month and nine-month periods ended September 29, 2003 consist of 91 days and 271 days, respectively, and the three-month and nine-month periods ended September 29, 2002 consist of 91 days and 272 days, respectively.

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

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued in May 2003, and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise beginning July 1, 2003. SFAS

No. 150 requires freestanding financial instruments within its scope to be recorded as a liability in the financial statements. Freestanding financial instruments include mandatorily redeemable financial instruments, obligations to repurchase issuer’s equity shares and certain obligations to issue a variable number of issuer’s shares. As of June 30, 2003, the Company has no freestanding financial instruments within the scope of SFAS No. 150. Upon adoption, this Statement is not expected to have any effect on the Company’s financial position or results of operations.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), was issued in January 2003, and is effective for all variable interests in variable interest entities created after January 31, 2003, and is effective July 1, 2003 for variable interests in variable interest entities created before February 1, 2003. The original date for FIN 46 has been deferred to the first interim or annual period ending after December 15, 2003 if both of the following conditions are met:

1.         The VIE or potential VIE was created before February 1, 2003; and,

2.         The public entity has not issued financial statements reporting that VIE in accordance with FIN 46, other than in disclosures required by paragraph 28 of FIN 46.

This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has reviewed the provisions of FASB Interpretation No. 46 and has determined that it does not have an impact on the Company’s financial position or results of operations.

4.         Income Taxes

The provision for income taxes consists of the following:

	2003	2002

Current federal tax expense	$5,517	$8,983

Deferred federal tax expense	983	(2,545)
(benefit)
	$6,500	$6,438

Federal income taxes included in the accompanying balance sheets at September 28, 2003 and December 31, 2002 are due to or receivable from DNC, as applicable.

The Company is not subject to state income tax.

5.         Related Party Transactions

Pursuant to an administrative services agreement with Sportsystems and DNC, the Company pays an annual administrative services fee equal to the greater of 1.5% of the preceding year’s total operating revenues or $1,200 for certain support services provided to the Company.  During the three-month periods ended September 28, 2003 and September 29, 2002, the Company recorded administrative services fees of $363 and $312, respectively.  During the nine-month periods ended September 28, 2003 and September 29, 2002, the Company recorded administrative services fees of $1,090 and $938, respectively.

The Company invests its excess cash in a segregated account administered by DNC under its centralized cash management program.  At September 28, 2003 and September 29, 2002, the Company had $400 and $7,563 invested in this program, respectively.  During the three-month periods ended September 28, 2003 and September 29, 2002, the Company recorded interest income of $2 and $26, respectively.  During the nine-month periods ended September

28, 2003 and September 29, 2002, the Company recorded interest income of $14 and $106, respectively.

On September 26, 2003, the Company paid a cash dividend of $12,000 to Sportsystems.

6.         Commitments

On June 26, 2003, the Company completed a significant expansion project connected to the existing gaming facility.  The Wheeling Island expansion includes a hotel, new gaming areas, a multi-purpose showroom intended for use as an entertainment venue, a conference facility and dining facilities.  The final cost of the Wheeling Island expansion is expected to be approximately $68,000.  Through September 28, 2003, the Company had incurred $67,451 of capital expenditures related to the Wheeling Island expansion.  The remaining project expenditures will be financed with cash from operations.

On August 29, 2003, the Company executed an increase in the available commitment under its secured Revolving Credit Facility (the Revolver) from $40,000 to $50,000.  At September 28, 2003, the Company had drawn $35,500 against the Revolver.

7.         Business segments

In prior years, under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company had recognized three reportable operating segments:  (i) gaming, (ii) pari-mutuel and (iii) food and beverage.  The Company has modified its approach and no longer considers any portion of its business to be managed independently.  Accordingly, beginning in fiscal 2003, the Company no longer reports segment information under SFAS No. 131.

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

We expect the total cost of designing, developing, constructing and equipping the Wheeling Island expansion to be approximately $68.0 million, including architect fees.  During the three months and nine months ended September 28, 2003, we incurred capital expenditures relating to the Wheeling Island expansion of $6.5 million and $43.6 million, respectively.

Results of Operations

Three Months Ended September 28, 2003 Compared to Three Months Ended September 29, 2002

Gaming revenues were $26.1 million for the quarter ended September 28, 2003, an increase of $5.4 million, or 25.9%, from $20.7 million for the quarter ended September 29, 2002.  The increase was due to the increased gaming activity associated with the June 26, 2003 opening of the Wheeling Island expansion and the expanded use of the Preferred Players Club, offset partially by a $0.4 million increase in the redemption of Preferred Players Club points and coupons for cash.  On June 26, 2003, the Wheeling Island expansion was opened for gaming.  Such expansion increased the number of slot machines from 1,630 to 2,200 and added new lodging, food and beverage and entertainment amenities to the Wheeling Island complex.  In October 2002, the Preferred Players Club rewards were revised to provide greater incentives for higher levels of play.  Such revisions, combined with the opening of the Wheeling Island expansion, resulted in higher levels of gaming activity and increased club membership from 155,447 at September 29, 2002 to 231,816 at September 28, 2003.  All cash redemptions of points earned by members in the Preferred Players Club and redemption of cash coupons provided to Preferred Players Club members are recognized as reductions in gaming revenues.  Such cash redemptions were $1.4 million for the quarter ended September 28, 2003, an increase of $0.4 million, or 36.3%, from $1.0 million for the quarter ended September 29, 2002.  The increase in cash redemptions is due to the increase in Preferred Players Club membership from 155,447 at September 29, 2002 to 231,816 at September 28, 2003 and a revision in Preferred Players Club reward incentives in October 2002 that allowed instantaneous redemptions of points for cash.

Pari-mutuel revenues for the quarter ended September 28, 2003 were $1.9 million, a decrease of $0.4 million, or 17.2%, from $2.3 million for the quarter ended September 29, 2002.  The decrease in pari-mutuel revenues was due to a $2.4 million decrease in wagering handle on our live races.  The lower live wagering handle was due to the cancellation of 16 live racing performances in August 2003 due to a viral infection of the racing greyhounds.

Food and beverage revenues for the quarter ended September 28, 2003 were $1.9 million, an increase of $0.6 million, or 51.4%, from $1.3 million for the quarter ended September 29, 2002.  The increase in food and beverage revenues is due primarily to the opening of a new fine dining restaurant, a casual dining restaurant, a food court and two bar areas associated with the Wheeling Island expansion.

Lodging revenues represent all revenues associated with the 151-room hotel that opened on June 26, 2003.

Other revenues were $0.4 million for the three months ended September 28, 2003, an increase of $0.2 million, from $0.2 million for the same three months last year.  The increase in other revenues is due to $0.1 million of increased ATM fee income associated with the increase in gaming activity and $0.1 million of entertainment revenue related to the multi-purpose showroom that opened on June 26, 2003 in connection with the Wheeling Island expansion.

Purse expenses were $6.0 million for the quarter ended September 28, 2003, an increase of $1.1 million, or 21.1%, from $4.9 million for the quarter ended September 29, 2002.  The $1.1 million increase was due to a $1.2 million increase in gaming purse expense associated with an increase in net terminal income to $48.3 million for the quarter ended September 28, 2003 from $38.2 million for the quarter ended September 29, 2002, offset partially by a $0.1 million decrease in pari-mutuel purse expense.  The $0.1 million decrease in pari-mutuel purse expense is due primarily to the $2.4 million decrease in wagering handle on our live races.

Gaming expenses were $2.5 million for the quarter ended September 28, 2003, an increase of $1.3 million from $1.2 million for the quarter ended September 29, 2002.  The increase in gaming expenses is due primarily to an $0.8 million increase in gaming payroll costs associated with the Wheeling Island expansion that increased the number of slot machines from 1,630 to 2,200 on June 26, 2003 and the recording of a one-time gaming expense of $0.6 million resulting from a shortfall discovered during a reconciliation of cash on hand to the expected balance and a review of our vault accounting procedures.

Pari-mutuel expenses were $0.9 million for the quarter ended September 28, 2003, a decrease of $0.1 million, or 9.3%, from $1.0 million for the quarter ended September 29, 2002.  The decrease in pari-mutuel expenses is due primarily to lower expenses associated with the cancellation of sixteen live racing performances due to a viral infection of the racing greyhounds.

Food and beverage expenses for the three months ended September 28, 2003 were $2.2 million, an increase of $0.7 million, or 42.4%, from $1.5 million for the same three months last year.  The increase in food and beverage expenses was due primarily to $0.5 million of increased payroll costs related to the opening of the new fine dining restaurant, casual restaurant, food court and two bars that opened on June 26, 2003 and $0.2 million of increased cost of sales associated with the $0.6 million increase in food and beverage revenues during the quarter.

Lodging expenses were $0.5 million for the quarter ended September 28, 2003.  Lodging expenses represent all expenses directly related to the operation of the 151-room hotel that opened on June 26, 2003.

Other expenses were $0.2 million for the quarter ended September 28, 2003.  Other expenses represent retail and entertainment costs related to the new retail shop and showroom that opened on June 26, 2003.

Marketing and promotions expenses for the three months ended September 28, 2003 were $2.0 million, an increase of $0.4 million, or 24.9%, from $1.6 million for the same three months last year.  The increase in marketing and promotions expenses is due primarily to a $0.2 million increase in advertising costs, a $0.1 million increase in consulting costs and a $0.1 million increase in payroll costs related to staff additions associated with the Wheeling Island expansion.

Facilities and maintenance expenses were $1.8 million for the quarter ended September 28, 2003, an increase of $0.5 million, or 45.9%, from $1.3 million for the quarter ended September 29, 2002.  The increase in facilities and maintenance expense is due to a $0.2 million increase in security and cleaning payroll costs and a $0.1 million increase in utilities expense related to the opening of the Wheeling Island expansion, a $0.1 million increase in insurance premiums paid for liability and property coverage and $0.1 million of increased repairs and maintenance costs.

General and administrative, or G&A, expenses were $1.3 million for the three months ended September 28, 2003, an increase of $0.4 million, or 48.4%, from $0.9 million for the same three months last year.  The increase in G&A expense was due to a $0.2 million increase in payroll costs related to staff additions associated with the opening of the Wheeling Island expansion, a $0.1 million increase in other professional services costs and a $0.1 million increase in administrative services fees paid to the shareholder.

Depreciation and amortization expenses for the three months ended September 28, 2003 were $2.7 million, a $0.8 million, or 43.2%, increase from $1.9 million for the three months ended September 29, 2002.  The increase was due to the increased depreciation expense associated with $61.8 million of assets that were added to our buildings, improvements and equipment accounts during the twelve months ended September 28, 2003, including $58.2 million of assets related to the Wheeling Island expansion.

Interest expense was $3.6 million for the three months ended September 28, 2003, a decrease of

$0.1 million, or 1.9%, from $3.7 million for the same three months last year.  The $0.1 million decrease in interest expense is due primarily to the recording of $0.3 million of interest expense in September 2002 relating to an Internal Revenue Service review, offset partially by increased interest expense associated with the $19.5 million increase in borrowings under the $50.0 million revolving credit facility during the three months ended September 28, 2003.

Other expense for the three months ended September 29, 2002 was $0.3 million and represents a loss on the disposition of assets due to the demolition of building assets in connection with the Wheeling Island expansion.  No such expense was recorded for the three months ended September 28, 2003.

Income tax expense for the three months ended September 28, 2003 was $2.7 million, an increase of $0.6 million, or 24.6%, from $2.1 million for the same three months last year.  The increase was directly attributable to the $1.3 million increase in income before income taxes from $6.3 million for the three months ended September 29, 2002 to $7.6 million for the three months ended September 28, 2003.

Nine Months Ended September 28, 2003 Compared to Nine Months Ended September 29, 2002

Gaming revenues were $65.8 million for the nine months ended September 28, 2003, an increase of $5.5 million, or 9.2%, from $60.3 million for the nine months ended September 29, 2002.  The increase was due to the increased gaming activity associated with the June 26, 2003 opening of the Wheeling Island expansion and the expanded use of the Preferred Players Club, offset partially by unfavorable weather conditions in the first three months of 2003, a $1.2 million increase in the accrued share of net terminal income and surcharge amount (net of recoupments) owed to the State of West Virginia and a $1.6 million increase in the redemption of Preferred Players Club points and coupons for cash.  On June 26, 2003, the Wheeling Island expansion was opened for gaming.  Such expansion increased the number of slot machines from 1,630 to 2,200 and added new lodging, food and beverage and entertainment amenities to the Wheeling Island complex.  In October 2002, the Preferred Players Club rewards were revised to provide greater incentives for higher levels of play.  Such revisions, combined with the opening of the Wheeling Island expansion, resulted in higher levels of gaming activity and increased club membership from 155,447 at September 29, 2002 to 231,816 at September 28, 2003.  During the first three months of 2003, the Wheeling area experienced several significant snow and ice storms, which negatively impacted our visitation and closed our gaming operation for one day and a portion of another day.  The State of West Virginia’s share of net terminal income above a predetermined level increases from 30.0% to 41.0% during a state fiscal year.  In addition, the state retains a 10.0% surcharge from all net terminal income in excess of the predetermined level for the state fiscal year.  Of the total 10.0% surcharge, 42.0% can be recouped for certain types of capital investments made at the facility.  We accrue for the state’s share of net terminal income and the expected surcharge amount (net of recoupments) ratably throughout the year.  The state’s percentage share of net terminal income and surcharge amount (net of recoupments) is expected to increase in 2003 due to large increases in net terminal income in the third quarter and projected large increases in the fourth quarter resulting from the opening of the Wheeling Island expansion.  Such increases in net terminal income will be subject to the higher percentage paid to the state (41.0%) and the 10.0% surcharge (net of recoupments).  All cash redemptions of points earned by members in our Preferred Players Club and redemption of cash coupons provided to Preferred Players Club members are recognized as reductions in gaming revenues.  Such cash redemptions were $4.8 million for the nine months ended September 28, 2003, an increase of $1.6 million, or 49.8%, from $3.2 million for the nine months ended September 29, 2002.  The increase in cash redemptions is due to the increase in player club membership from 155,447 at September 29, 2002 to 231,816 at September 28, 2003 and a revision in Preferred Players Club reward incentives in October 2002 that allowed instantaneous redemptions of points for cash.

Pari-mutuel revenues for the nine months ended September 28, 2003 were $5.9 million, a decrease of $0.9 million, or 12.6%, from $6.8 million for the nine months ended September 29, 2002.  The decrease in pari-mutuel revenues was due to a $4.7 million decrease in wagering handle on our live races and a $1.2 million decrease in wagering handle on simulcast races.  The lower live wagering handle was due to the cancellation of 16 live racing performances in August 2003 due to a viral infection of the racing greyhounds, the cancellation of three live racing performances caused by unfavorable winter weather and an 11.0% decrease in the average live wagering handle per performance.  The lower simulcast wagering handle was also due to the unfavorable winter weather, which cancelled two planned simulcast performances and a 9.3% decrease in the average simulcast wagering handle per performance.

Food and beverage revenues for the nine months ended September 28, 2003 were $4.3 million, an increase of $0.5 million, or 11.2%, from $3.8 million for the same nine months last year.  The increase in food and beverage revenues is due primarily to the June 26, 2003 opening of a new fine dining restaurant, a casual dining restaurant, a food court and two bar areas in connection with the Wheeling Island expansion, offset partially by the increase in the number of food and beverage complimentaries provided by Preferred Players Club members through point redemptions and coupons.

Lodging revenues were $1.0 million for the nine months ended September 28, 2003.  Lodging revenues represent all revenues associated with the 151-room hotel that opened on June 26, 2003.

Other revenues were $1.0 million for the nine months ended September 28, 2003, an increase of $0.4 million, or 61.0%, from $0.6 million for the nine months ended September 29, 2002.  The increase in other revenues is due primarily to $0.2 million of increased ATM fee income associated with the increase in gaming activity and $0.2 million of entertainment revenues related to the new multi-purpose showroom that opened on June 26, 2003 in connection with the Wheeling Island expansion.

Purse expenses were $15.2 million for the nine months ended September 28, 2003, an increase of $0.7 million, or 5.0%, from $14.5 million for the nine months ended September 29, 2002.  The $0.7 million increase was due to a $1.6 million increase in gaming purse expense associated with an increase in net terminal income to $125.1 million for the nine months ended September 28, 2003 from $110.4 million for the nine months ended September 29, 2002, offset partially by a $0.7 million decrease in gaming purse expense due to the decrease in the expected purse share of net terminal income during 2003 and a $0.2 million decrease in pari-mutuel purse expense.  The State of West Virginia’s share of net terminal income above a predetermined level increases from 30.0% to 41.0% during a state fiscal year.  In addition, the state deducts a 10.0% surcharge from all net terminal income in excess of the predetermined level for the state fiscal year.  The purse share of all excess net terminal income amounts remaining after the surcharge deduction is 8.0%, as compared to 14.0% for all net terminal income before the predetermined level.  We accrue for the expected decrease in the purse share of net terminal income ratably throughout the year.  The purse share of net terminal income is expected to decrease in 2003 due to large increase in net terminal income in the third quarter and projected large increases in the fourth quarter resulting from the opening of the Wheeling Island expansion.  Such increases in net terminal income will be subject to the 10.0% surcharge and the lower percentage paid to purses (8.0%) after the surcharge deduction.  The $0.2 million decrease in pari-mutuel purse expense is due primarily to the $4.7 million decrease in wagering handle on our live races.

Gaming expenses were $5.0 million for the nine months ended September 28, 2003, an increase of $1.7 million, or 53.2%, from $3.3 million for the same nine months last year.  The increase in gaming expenses was due primarily to a $1.0 million increase in gaming payroll costs associated with the Wheeling Island expansion that increased the number of slot machines from 1,630 to 2,200 on June 26, 2003 and the recording of a one-time gaming expense of $0.6 million resulting from a shortfall discovered during a reconciliation of cash on hand to the expected balance and a review of our vault accounting procedures.

Pari-mutuel expenses were $2.8 million for the nine months ended September 28, 2003, a decrease of $0.3 million, or 9.7%, from $3.1 million for the nine months ended September 29, 2002.  The decrease in pari-mutuel expenses was due primarily to lower expenses associated with the cancellation of 16 live racing performances due to a viral infection of the racing greyhounds and the cancellation of three live racing performances due to unfavorable weather conditions.

Food and beverage expenses for the nine months ended September 28, 2003 were $4.9 million, an increase of $0.5 million, or 11.6%, from $4.4 million for the nine months ended September 29, 2002.  The increase in food and beverage expenses is due principally to a $0.7 million increase in payroll costs related to the opening of a new fine dining restaurant, a casual restaurant, a food court and two bar areas on June 26, 2003 and $0.2 million of increased cost of sales associated with the $0.5 million increase in food and beverage revenues, offset partially by a $0.5 million reduction in cost of sales that can be attributed to a decrease in food and beverage costs as a percentage of food and beverage revenues from 51.9% for the nine months ended September 29, 2002 to 39.3% for the nine months ended September 28, 2003.

Lodging expenses were $0.6 million for the nine months ended September 28, 2003.  Lodging expenses represent all expenses directly related to the operation of the 151-room hotel, which opened on June 26, 2003.

Other expenses were $0.2 million for the nine months ended September 28, 2003.  Other expenses represent retail and entertainment costs related to the new retail shop and multi-purpose showroom, which opened on June 26, 2003.

Marketing and promotions expense for the nine months ended September 28, 2003 were $5.0 million, an increase of $0.4 million, or 6.8%, from $4.6 million for the same nine months last year.  The increase in marketing and promotions expenses is due primarily to a $0.3 million increase in payroll costs related to the opening of the Wheeling Island expansion, a $0.4 million increase in advertising costs and a $0.2 million increase in consulting costs, offset partially by a $0.5 million decrease in costs associated with merchandise giveaways and other promotional events.

Facilities and maintenance expenses were $4.9 million for the nine months ended September 28, 2003, an increase of $1.1 million, or 26.9%, from $3.8 million for the nine months last year.  The increase in facilities and maintenance expense is due to a $0.3 million increase in insurance premiums paid for liability and property coverage, a $0.3 million increase in security and cleaning payroll costs, a $0.3 million increase in utilities expense and a $0.2 million increase in repairs and maintenance expense related to the June 26, 2003 opening of the Wheeling Island expansion.

General and administrative, or G&A, expenses were $3.9 million for the nine months ended September 28, 2003, an increase of $1.2 million, or 43.9%, from $2.7 million for the nine months ended September 29, 2002.  The increase in G&A expense was due primarily to a $0.5 million increase in payroll costs related to staff additions associated with the opening of the Wheeling Island expansion, a $0.3 million increase in other professional services costs and a $0.2 million increase in administrative services fees paid to the shareholder.

Depreciation and amortization expenses for the nine months ended September 28, 2003 were $6.6 million, a $1.0 million, or 19.3%, increase from $5.6 million for the same nine months last year.  The increase was due to the increased depreciation expense associated with $61.8 million of assets that were added to our buildings, improvements and equipment accounts during the twelve months ended September 28, 2003, including $58.2 million of assets related to the Wheeling Island expansion.

Interest expense was $10.2 million for the nine months ended September 28, 2003, a decrease of $0.3 million, or 3.1%, from $10.5 million, for the nine months ended September 29, 2002.  The

$0.3 million decrease in interest expense is due primarily to the recording of $0.3 million of interest expense in September 2002 relating to an Internal Revenue Service review and the capitalization of $0.2 million of interest expense in June 2003 relating to the borrowings under the $50.0 million revolving credit facility used to fund the Wheeling Island expansion, offset partially by increased interest expense associated with the $34.0 million increase in borrowings under the $50.0 million revolving credit facility during the nine months ended September 28, 2003.

Other expense for the nine months ended September 29, 2002 was $0.3 million and represents a loss on the disposition of assets due to the demolition of building assets in connection with the Wheeling Island expansion.  No such expense was recorded for the nine months ended September 28, 2003.

Income tax expense for the nine months ended September 28, 2003 was $6.5 million, an increase of $0.1 million, or 1.0%, from $6.4 million for the nine months ended September 29, 2002.

Liquidity and Capital Resources

As of September 28, 2003, the Company had cash and cash equivalents of $14.7 million, as compared to cash and cash equivalents of $9.0 million at December 31, 2002.  The Company’s sources of liquidity for the nine months ended September 29, 2003 consisted of cash provided by operating activities and cash provided by financing activities.  The Company’s source of liquidity for the nine months ended September 29, 2002 consisted of cash provided by operating activities.  The cash provided by operating activities for the nine months ended September 28, 2003 was $29.5 million, a $7.8 million increase from $21.7 million for the nine months ended September 29, 2002.  The $7.8 million increase was due to (i) a $3.5 million decrease in the change in working capital, due primarily to increases in accounts payable and lower prepaid income taxes, (ii) a $3.5 million increase in the change in our deferred income tax liability, and (iii) a $0.8 million increase in non-cash depreciation and amortization and other non-cash adjustments.

Cash used in investing activities for the nine months ended September 28, 2003 was $45.8 million, an increase of $29.3 million from $16.5 million for the nine months ended September 29, 2002.  The $29.3 million increase in cash used for investing activities was due to a $30.0 million increase in capital expenditures relating to the Wheeling Island expansion.

Cash provided by financing activities for the nine months ended September 28, 2003 was $22.0 million, or $22.5 million higher than the $0.5 million of cash used in financing activities for the nine months ended September 29, 2002.  The $22.5 million increase in cash provided by (used in) financing activities is due to $34.0 million of borrowings under the $50.0 million revolving credit facility during the nine months ended September 28, 2003 and the incurrence of $0.5 million of debt issuance costs during the nine months ended September 29, 2002 related to the issuance of the $125.0 million of unsecured senior notes in December 2001, offset partially by a $12.0 million dividend paid to the shareholder in September 2003.

We believe our future cash provided by operating activities, as well as the availability under our $50.0 million revolving credit facility, will provide sufficient funding for our future working capital needs and capital expenditures.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

None.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report.  Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in this quarterly report on Form 10-Q was recorded, processed, summarized, disclosed and reported within the time periods specified by the rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

Other than the changes described below, there have not been any modifications to the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

The Company has recently reviewed its vault accounting procedures and related internal controls.  A reconciliation of cash on hand revealed a shortfall of $0.6 million to the expected balance.  As a result, a one-time provision of $0.6 million has been made to gaming expense for the quarter ended September 28, 2003 in the accompanying consolidated financial statements.  Management is presently implementing procedural changes to its vault accounting process and has expanded its internal control review to further enhance the Company’s gaming controls.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

We were a co-defendant in litigation brought against an independent kennel for the loss of 14 racing greyhounds. During the course of the litigation and its appeal, we denied any liability or financial responsibility for the loss, and in October 2002 the Company was found to have committed no negligent act in connection with the loss of the greyhounds.  The plaintiff’s claim in this case was satisfied by the insurance carrier for the independent kennel on September 22, 2003, and there are no unsatisfied claims against the Company with respect to this incident that are currently outstanding or unresolved.

We are a party to a number of other legal proceedings that have arisen in the ordinary course of our business.  We believe that the outcome of such proceedings will not have a material adverse effect on our operating results or financial condition.

The Supreme Court of Appeals of West Virginia, which is the State’s highest court, recently upheld the constitutionality of the West Virginia Racetrack Lottery Act.  The West Virginia Racetrack Lottery Act is the statute under which the Company conducts its video lottery gaming business.  In State Ex Rel. City of Charleston v. West Virginia Economic Development Authority, 2003 W.Va. Lexis 104 (October 17, 2003), the plaintiffs alleged that the West Virginia Racetrack Lottery Act authorized an illegal form of gambling in violation of the West Virginia Constitution.  The State of West Virginia and the West Virginia Racing Association, of which the Company is a member, successfully defeated this challenge to the West Virginia Lottery Act.

ITEM2.   Changes in Securities and Use of Proceeds

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

ITEM 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits

Exhibit 31.1    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

On August 12, 2003, the Company filed a Form 8-K under Items 7 and 9 reporting that on August 12, 2003, the Company issued the press release filed as an Exhibit to such

Form 8-K with respect to the Company’s financial results for the quarter ended June 29, 2003 and the filing of the Company’s Form 10-Q for the quarter ended June 29, 2003.

On September 29, 2003, the Company filed a Form 8-K under Item 5 reporting that on September 26, 2003 the Company paid a cash dividend in the amount of $12.0 million to the Company’s sole stockholder, Sportsystems Corporation, in accordance with Section 4.07 of the Indenture, dated as of December 19, 2001, by and among the Company, the Guarantors (as defined therein) and U.S. Bank, N.A., as trustee, regarding Restricted Payments.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELING ISLAND GAMING, INC.
(Registrant)

Date: November 10, 2003	By:	/s/ Michael D. Corbin
Michael D. Corbin
Vice President of Finance
(principal financial officer and chief accounting officer)