Form 10-K
period 2003-12-31
WHEELING ISLAND GAMING INC
filed 2004-03-29
CIK 1166041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common Stock, $1 par value	500 shares outstanding

Documents incorporated by reference:  None.

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

We do not have operations other than the Wheeling Island Racetrack & Gaming Center and are entirely dependent upon this gaming site for our revenues.  Accordingly, we may be subject to greater risks than a geographically diversified gaming operation.

Operations

Wheeling Island is a 270,000-square foot facility that, as of December 31, 2003, featured:

•                                          64,272 square feet of gaming area with 2,200 slot machines;

•                                          151-room hotel;

•                                          550 seat showroom;

•                                          a 1/4 mile greyhound racetrack with a 2,400-seat grandstand and mezzanine area;

•                                          a full-service 600-seat clubhouse restaurant, a 180-seat buffet-style restaurant, a 128- seat casual restaurant, a 70-seat fine dining restaurant, a 140-seat food court, four concession stands, four lounges and three bars;

•                                          180 covered parking spaces and;

•                                          2,295 uncovered parking spaces.

Gaming Operations

We currently operate 2,200 gaming devices in three main gaming areas.  Other than 116 slot machines, which we lease, we own all of the slot machines operating at our facility.  The Wheeling Island expansion, an annex to our existing gaming facility, contains 1,022 machines.  The Wheeling Island expansion opened for gaming on June 26, 2003.   The Island Room contains 622 slot machines.  The Fairgrounds Room, located in the original lower grandstand of the racetrack, contains 556 slot machines.  Our slot machines include mechanical spinning reel slot machines and video lottery terminals with either coin-out or voucher-out functionality.  Currently, 2,034 of the slot machines at our facility have the coin-out payment functionality, while the remainder pay out in vouchers redeemable at various cashier stations.  We offer one local progressive slot machine game, which links multiple machines playing for a single jackpot.  The West Virginia Lottery Commission, or the Lottery Commission is currently evaluating statewide progressive slot machine games.  Such statewide progressive slot machine games would link slot machine terminals located in all four West Virginia racetracks, each contributing to a progressive statewide jackpot.

Pari-Mutuel Operations

We offer pari-mutuel wagering on live greyhound racing events and greyhound, thoroughbred and harness racing events simulcast from other racetracks across the country.  We conduct eight live racing events each week, and offer wagering on simulcast racing events every day.  A live greyhound racing event consists of 15 greyhound races.  We typically simulcast between four and 21 racing programs per day.

Food and Beverage Operations

Food and beverage operations at our facility are comprised of a full-service 600-seat clubhouse restaurant in the upper level of the grandstand, a 180-seat buffet-style restaurant located in the Island Room, a 128-seat casual restaurant, a 70-seat fine dining restaurant, a 140-seat food court, four concession stands, four lounges and three bars.  The casual restaurant, fine dining restaurant, food court, one lounge and one bar were added with the opening of the Wheeling Island expansion.

Lodging and Entertainment Operations

Lodging operations are comprised of a 151-room hotel, which includes 9 suite style rooms.  The hotel was opened on June 26, 2003 in conjunction with the Wheeling Island expansion.

Entertainment operations consist of a 550-seat multi-purpose showroom and various conference facilities, which opened on June 26, 2003 in connection with the Wheeling Island expansion.  The multi-purpose showroom is used as an entertainment venue and for large special events.  During 2003 the showroom hosted 75 events.  The conference facilities are used to host a variety of large meeting functions and other catered events.

Marketing

Our marketing efforts are dedicated to media and promotional programs that aim to attract and retain gaming customers.  Our spending for media and promotional programs principally targets the major markets within a 150-mile radius around Wheeling, West Virginia, including the local regional area and the major cities of Akron, Canton and Youngstown, Ohio and Pittsburgh, Pennsylvania, and, in addition, Columbus, Ohio.

Our primary promotional tool used to develop customer loyalty is the Preferred Players Club, which we introduced in July 2000. The Preferred Players Club provides gaming customers with reward incentives for increased levels of play.  Beginning in October 2002, such reward incentives were revised to provide Preferred Players Club members with club points equal to a percentage for all gaming dollars played.  Club points can be redeemed for cash, food and beverage, lodging, entertainment and retail offers.  Members also receive complimentary coupons and promotional offers and discounts as part of a monthly mailer.  We administer the Preferred Players Club through the use of a player tracking system. The player tracking system also contains information concerning customer preferences and interests that allows us to tailor our program rewards and other promotions accordingly. Total club membership in the Preferred Players Club as of December 31, 2003 exceeded 249,000 members.  In the future, we expect to strengthen the Preferred Players Club by improving the variety of rewards offered to members.

Our marketing efforts aimed at group sales represent an integral part of our marketing program. We offer group packages designed to cater to groups that travel by bus in an effort to attract customers from the outlying regions of our market area who would not normally drive to our facility. We provide incentives for these groups in the form of discounts on food and beverage services, as well as coupons that can be redeemed for slot machine gaming.  Due to our concentrated efforts on developing our group sales business and the opening of the Wheeling Island expansion, the bus traffic at our facility has grown substantially.  For the year ended December 31, 2003, we had 3,213 bus groups visit our facility, as compared to 1,935 bus groups that visited our facility in the year 2001.

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

Our marketing and promotional efforts include extensive use of direct mail, television, radio and print media advertising in our primary market.  During fiscal year 2003, we spent a total of $5.0 million on marketing and advertising programs.  Of this amount, $1.1 million was spent on media advertising and $3.9 million was spent on promotional programs, including all reward expenditures related to the Preferred Players Club.  For the year ended December 31, 2003, the allocation of our expenditure for media advertising was 32.6% on direct mail, 23.5% on newspapers, 14.4% on television, 22.3% on radio, and 7.2% on billboard advertising.

Our goal is to attract customers by promoting our facility as a complete entertainment complex offering a unique combination of quality racing, slot machine gaming, dining, special events and other entertainment options.

The Wheeling Island Expansion

To accommodate growing demand, in October 2001 we began developing the Wheeling Island expansion, a gaming and hotel expansion that is connected to our existing gaming facility.  On June 26, 2003, the Wheeling Island expansion was completed and opened for gaming.  The opening of the Wheeling Island expansion increased the number of slot machines from 1,630 to 2,200 while also adding the following amenities to the Wheeling Island complex:

•                  a 151-room hotel;

•                  one fine dining restaurant, one casual dining restaurant, a food court and bar and lounge areas;

•                  a 550-seat multi-purpose showroom; and

•                  180 covered parking spaces plus additional outdoor parking spaces.

The 30,000 square feet of additional gaming space accommodates a total of 1,022 slot machines.  Among other features, the 151-room hotel includes nine large suite-styled rooms.  The fine dining restaurant offers a distinctly different menu from our other dining areas in order to provide a greater variety of food choices for our patrons.  The new covered parking capacity has direct elevator access to the gaming area and hotel, which provides greater security, comfort and convenience for our customers. The multi-purpose showroom is used as an entertainment venue for acts presented at our facility.  The showroom is also used for large special events including conferences, banquets and other large catered events.  The addition of the meeting room space enables us to attract conferences and other catered events to the facility.

Market

Our primary market consists of the 150-mile radius area around Wheeling, West Virginia, including the major cities of Akron, Canton and Youngstown, Ohio and Pittsburgh, Pennsylvania, and, in addition, Columbus, Ohio.  Patrons from these major population areas enjoy convenient access to Wheeling Island via Interstate Route 70, a major four-lane highway adjacent to our property.  According to Lottery Commission data, annual gaming revenues (representing gross terminal income) generated in West Virginia were $717.1 million for the State’s fiscal year ended June 30, 2003, a 20.3% increase over the prior year period.  According to Lottery Commission data, during the most recent six-month period ended December 27, 2003, gaming revenues were $401.2 million, representing an increase of 19.1% over the same period in the prior year.

Our market share of gaming revenue (representing gross terminal income) during the State’s fiscal year ended June 30, 2003 was 21.5%.  Our market share of gaming revenue during the period from July 1, 2003 to December 27, 2003 was 22.9%.  As of December 27, 2003, we had 20.7% of the total number of slot machines operating in West Virginia.  The current market for our facility consists primarily of day-trip customers from the surrounding area and gaming patrons from the major cities of Akron, Canton and Youngstown, Ohio and Pittsburgh, Pennsylvania, which utilize our 151-room hotel for extended stays typically lasting from 1 - 2 nights.  The average length of stay in our hotel during 2003 was 1.1 days.  We believe that the location of our facility along with the additional gaming capacity and amenities that were added from the Wheeling Island expansion will enable us to continue to grow our share of gaming revenues within our primary market.  We also believe that the addition of lodging, entertainment and other amenities to our facility will attract new customers in the outlying areas of our primary market who will be willing to travel further to a gaming facility that offers an expanded variety of amenities and a hotel for overnight stays.

Competition

The West Virginia Racetrack Video Lottery Act, or the Lottery Act provides that only licensed greyhound or horse racing facilities that were licensed prior to January 1, 1994, and which conduct a minimum number of days of live racing, may offer slot machine gaming.  We are one of four licensed racing facilities that have approval to offer slot machine gaming in West Virginia.

We believe that the primary competitive factors in our industry are location, number of slot machines, types and prices of amenities, name recognition, customer service, overall atmosphere and availability and convenience of parking.  We face significant competition for wagering dollars from various different competitors in West Virginia, as well as in the adjacent states of Pennsylvania and Ohio.  Our principal direct competitor is Mountaineer Park, located approximately 50 miles to the north in Chester, West Virginia.  Mountaineer Park offers slot machine gaming, pari-mutuel wagering on live thoroughbred racing and simulcast thoroughbred, harness and greyhound events.  This gaming facility competes directly with us in attracting the western Pennsylvania market, including Pittsburgh, as well as the northern panhandle market of West Virginia and the feeder markets in northeastern Ohio.  Mountaineer Park currently offers more gaming machines and more entertainment amenities than we do, including an 18-hole golf course, a 5,000-seat concert venue and a health spa.  We  believe that our ability to compete with Mountaineer Park was greatly enhanced when we opened the Wheeling Island expansion in the second quarter of 2003, which added many amenities to our facility.  We also believe that the competitive impact of the expansion will be complemented by our location and accessibility.  Wheeling Island is located in the City of Wheeling, one of the major population centers of the northern panhandle market of West Virginia, while Mountaineer Park is located in the less populated Town of Chester.  Wheeling Island’s property is adjacent to Interstate Route 70, a major four-lane highway that provides customers with easy access to our facility, while Mountaineer Park is located on a two-lane state road.  Other than Mountaineer Park, there are currently no facilities offering competitive pari-mutuel live racing and slot machine gaming within a 150-mile radius of our facility.  In addition to our facility and Mountaineer Park, there are two facilities located in West Virginia that offer slot machine gaming.  However, these facilities are located more than 150 miles away from our facility in Charleston and Charles Town, West Virginia.  As a result, we believe that we do not compete to any significant extent with these facilities for customers.

To a lesser extent, we compete with Thistledown, located approximately 143 miles to the northwest in Cleveland, Ohio, Northfield Park, located approximately 150 miles to the north in Northfield, Ohio, The Meadows, located approximately 35 miles to the east in Washington, Pennsylvania and Beulah Park and Scioto Downs, located approximately 135 miles to the west in Columbus, Ohio.  These facilities offer pari-mutuel wagering but do not currently offer slot machine gaming.  If such facilities were to receive legislative approval to offer slot machine gaming, they would compete directly with us for customers in our primary market.

On January 1, 2002, legislation became effective which authorized up to 9,000 slot machines in adults-only facilities throughout West Virginia.  The legislation allows slot machines in establishments licensed by the State to sell beer or other alcoholic beverages for consumption on the premises.  No more than five slot machines are allowed in each establishment licensed to sell alcoholic beverages that have been approved to operate these slot machines.  No more than ten slot machines are allowed in each fraternal or veterans organization that has been approved to operate these slot machines.  As of December 31, 2003, 6,115 of these slot machines are licensed and operating in West Virginia.  We believe the existence of such slot machines has not had a material impact on our business, financial condition or results of operations.

Pennsylvania and Ohio currently do not permit any form of casino gaming, including slot machine gaming.  However, as a result of greater budgetary pressures, states are increasingly looking to new sources of additional revenue, which may include gaming.  In the past, bills have been introduced in the Pennsylvania legislature to legalize slot machine gaming at racetracks, none of which has successfully passed.  Currently, there are several such bills pending in the Pennsylvania legislature.  We are uncertain at this time whether these bills, or any other similar bills, will be passed in Pennsylvania.  To the extent that either Pennsylvania or Ohio legalizes any form of casino gaming, or if additional gaming were approved in West Virginia, our slot machine gaming operations would compete with any new gaming facilities that opened as a result of such legislation.  For example, if gaming similar to that, which has been approved in West Virginia, is approved in Pennsylvania and Ohio, there would be four racetracks in Pennsylvania and seven racetracks in Ohio that could potentially compete with us for gaming customers.  In addition, increased competition could result from other nearby states allowing  expanded casino gaming, or gaming machines that are not offered by us, as well as other forms of gaming not currently available in West Virginia.  In addition, if Internet gaming were legalized, we might lose customers to that medium.

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

Employees

As of December 31, 2003, we employed approximately 910 persons, 746 of whom were full-time employees and 164 of whom were part-time employees.  The United Food and Commercial Workers Union, Local 23, represents approximately 293 employees in our pari-mutuel, maintenance, cleaning and slot machine gaming operations departments.  Our current agreement with the United Food and Commercial Workers Union, Local 23 expires on February 28, 2006.  In September 2003 the United Food and Commercial Workers Union, Local 23 became the recognized bargaining representative for 35 employees who serve as patrol judges, leadouts, boxmen, brakemen, veterinary assistants and starters.  We are currently negotiating a separate collective bargaining agreement with these employees.  The Hotel Employees and Restaurant Employees Union, Local 57 represent approximately 222 employees in our food and beverage department and 40 employees in our security department under separate collective bargaining agreements.  The collective bargaining agreement with the food and beverage employees expires on June 22, 2004 and the collective bargaining agreement with the security department employees expires on April 30, 2006.  We believe that we generally have satisfactory relations with our employees and with both unions.

Available Information

We make available free of charge through our Internet website, www.wheelingisland.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such materials with, or furnish them to the Securities and Exchange Commission, or SEC.

Our principal executive offices are located at 1 South Stone Street, Wheeling, West Virginia, and our telephone number is (304) 232-5050.  Unless the context specifically requires otherwise, the terms, the “Company”, “Wheeling Island”, “we”, “us” and “our” mean Wheeling Island Gaming, Inc., a Delaware corporation, and its subsidiaries on a consolidated basis.

Security and Controls

We employ stringent security measures at our facility to provide maximum safety to our customers and employees while also protecting company assets.  These programs include 24-hour security surveillance of the entire facility, stationed security guards on the gaming floor 24 hours a day and security guard escorts for all money transfers to and from the gaming money room.  In addition, we have designed and implemented a comprehensive program of accounting internal controls which further provide for the safeguarding of company assets.

Regulation and Licensing

General

Our operations are subject to extensive state and local regulations.  Our ability to remain in business and to operate profitably depends upon our continued ability to satisfy all applicable gaming laws and regulations.

West Virginia Racing Regulations

Our greyhound racing operations are subject to extensive regulation by the West Virginia Racing Commission, or the Racing Commission.  The powers and responsibilities of the Racing Commission include, among other things:  (i) granting permission annually to maintain racing licenses and schedule race meets; (ii) approving simulcasting activities; (iii) licensing all of our officers, directors, racing officials and certain other employees; and (iv) approving all of our contracts that affect our racing and pari-mutuel wagering operations.  Such powers and responsibilities extend to the approval and/or oversight of all aspects of racing and pari-mutuel wagering operations.  In order to conduct simulcast racing, we are required under West Virginia law to hold a minimum of

220 live race days each year.  During 2003 we conducted a total of 296 live race days.  In addition, certain activities, such as simulcasting races, require the consent of the representatives of a majority of the greyhound owners and trainers at our facility.

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

The Lottery Act requires that we be subject to a written agreement with the greyhound owners, breeders and trainers who race greyhounds at our facility.  We are party to the requisite agreements with the appropriate parties at the kennels that operate at our facility.  The Lottery Act also requires that we be subject to an agreement with the pari-mutuel clerks who work at our facility.  We are party to such an agreement, which we notify the Lottery Commission of annually.  The absence of an agreement with the kennels or the pari-mutuel clerks, or the termination or non-renewal of such agreements, would have a material adverse effect on our business, financial condition and results of operations.

The Lottery Commission has broad powers to approve and monitor all operations of the gaming machines, the specification of the machines and the interface between the terminals and the West Virginia Central Lottery System.  The Lottery Commission also acts upon our requests for increases in the number of gaming machines.  The Lottery Commission’s denial of a request to increase the number of machines at our facility could limit our growth and thus adversely affect our business, financial condition and results of operations.  In addition, the Lottery Commission licenses all persons who control or are key personnel of our gaming operations to ensure their integrity and the absence of any criminal involvement.

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

Video lottery machines may only be operated in the grandstand building of a racetrack where pari-mutuel wagering is permitted; provided, however, that if a racetrack was authorized by the Lottery Commission prior to November 1, 1993 to operate video lottery machines in another area of the racetrack’s facilities, such racetrack may continue to do so.  Our competitor, Mountaineer Park is the only facility to benefit from this, and has lottery machines at the hotel on its premises.

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

ITEM 2.               PROPERTIES

Wheeling Island, which is owned by us, is situated on approximately 62 acres of land on Wheeling Island on the Ohio River in Wheeling, West Virginia.  The entire Wheeling Island facility occupies approximately 270,000 square feet.

We also own 24 acres of land located at the northern limit of the Village of Beech Bottom, Brooke County, West Virginia, approximately 13 miles from our Wheeling Island facility.  In July 2002, we completed construction of a new kennel facility on this property.

ITEM 3.               LEGAL PROCEEDINGS

The kennels for some of the racing greyhounds, which participate in our racing meets, were relocated to Brooke County, West Virginia during the 2002 calendar year.  The County Commission of Brooke County, West Virginia, is now claiming an entitlement to a portion of the revenue generated by our gaming and pari-mutuel racing operations in Ohio County by virtue of the location of our kennel compound in Brooke County.  The Brooke County Commission threatened to take legal action to obtain those revenues, or in the alternative, to enjoin the continued operation of our kennels in Brooke County because of their construction without prior approval in a local option election.  It is our position that Brooke County is not entitled to a share of our gaming and pari-mutuel racing revenues.  In addition, the construction and operation of our kennels was approved by the West Virginia Racing Commission.  On February 25, 2004, we commenced an action in the Circuit Court of Kanawha County, West Virginia, which names the Brooke County Commission, the Ohio County Commission and the West Virginia Racing Commission as defendants.  The action seeks a declaratory judgment to confirm that the West Virginia Racing Commission followed all lawful procedures and acted within the scope of its authority when the Racing Commission approved the construction and operation of our kennels, that the local option election contended for by the Brooke County Commissioners was not required, and that Brooke County is only entitled to receive the property tax revenue associated with the kennel facility.

We are a party to a number of other legal proceedings that have arisen in the ordinary course of our business.  We believe that the outcome of such proceedings will not have a material adverse effect on our operating results or financial condition.

The Supreme Court of Appeals of West Virginia, which is the State’s highest court, recently upheld the constitutionality of the West Virginia Racetrack Lottery Act.  The West Virginia Racetrack Lottery Act is the statute under which we conduct our video lottery gaming business.  In State Ex Rel. City of Charleston v. West Virginia Economic Development Authority, 2003 W.Va. Lexis 104 (October 17, 2003), the plaintiffs alleged that the West Virginia Racetrack Lottery Act authorized an illegal form of gambling in violation of the West Virginia Constitution.  The State of West Virginia and the West Virginia Racing Association, of which we are a member, successfully defeated this challenge to the West Virginia Lottery Act.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.               MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Not applicable.

ITEM 6.            SELECTED FINANCIAL DATA

The selected financial data presented below as of and for the five years ended December 31, 2003 has been derived from our audited consolidated financial statements.  The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those consolidated financial statements and related notes thereto which are included elsewhere herein.

	Year Ended December 31,
	(dollars in thousands, except ratios)
	2003	2002	2001 (2)	2000	1999

Statement of Operations Data:
Operating revenue:
Gaming revenue (1)	$88,634	$78,550	$67,372	$46,224	$25,219
Pari-mutuel revenue	7,704	8,639	9,145	9,062	9,024
Food & beverage revenue	6,066	4,913	4,502	3,875	2,541
Lodging revenue	1,542	—	—	—	—
Other revenue	1,357	790	800	726	613

Total operating revenue	105,303	92,892	81,819	59,887	37,397

Operating expenses:
Purse expense	20,147	18,799	17,025	12,712	7,865
Gaming costs	7,025	4,397	3,755	3,819	3,705
Pari-mutuel costs	3,772	4,049	4,335	3,943	3,539
Food & beverage costs	6,857	5,617	4,083	3,130	1,989
Lodging expenses	856	—	—	—	—
Other expenses	339	—	—	—	—
Marketing and promotions	6,522	6,046	4,270	2,910	1,899
Facilities and maintenance	7,309	5,176	4,790	3,782	2,831
Management fees (3)	—	—	25,521	15,162	13,939
General and administrative (4)	5,117	3,909	3,069	1,935	1,618
Depreciation and amortization	9,630	7,483	3,703	2,566	875

Total operating expenses	67,574	55,476	70,551	49,959	38,260

Income (loss) from operations	37,729	37,416	11,268	9,928	(863)

Interest (expense) income, net	(14,013)	(13,939)	(1,427)	(458)	135
Other income (expense), net	1	(333)	(69)	—	—
Income (loss) before income tax	23,717	23,144	9,772	9,470	(728)
Income tax (benefit) expense	8,325	8,303	3,313	3,266	(202)

Net income (loss)	$15,392	$14,841	$6,459	$6,204	$(526)

Operating Data:
Gross terminal income (5)	$174,829,040	$149,137,640	$116,297,474	$77,512,872	$41,982,562
Number of slot machines (6)	2,200	1,623	1,537	1,280	800
Slot machine win per unit per day (7)	$253.60	$267.87	$239.39	$220.76	$179.98
Hotel occupancy % (8)	81.5%
Revenue per available room (9)	$54.04

Balance Sheet Data:
Cash and cash equivalents	$9,517	$7,867	$9,903	$5,020	$7,298
Total assets	230,516	185,740	168,107	37,843	24,994
Total long term debt	159,000	126,500	125,000	14,500	—
Shareholder’s equity	30,880	27,488	12,647	18,817	12,613

(1)                                  Gaming revenues represent gross revenues from slot machine gaming, or total amounts wagered, net of winning patron payouts (the “gross terminal income”) less (i) a fee of up to 4.0% of gross terminal income paid to the Lottery Commission for administering slot machine gaming at the licensee’s race track (the “administration fee”), (ii) a tax of 30.0% of net terminal income (gross terminal income less the administration fee, “NTI”) paid to the State’s general revenue fund and (iii) an amount of 9.0% of NTI to be paid to various state funds, including funds for tourism promotion, Ohio County, employee pension programs, and other programs.  All revenues derived from the operation of slot machines must initially be deposited with the Lottery Commission to be shared in accordance with the provisions of the Lottery Act. Prior to legislative changes, which became effective as of July 1, 2001, the State refunded the portion of the administration fee in excess of the Lottery Commission’s administrative expenses.  In April 2001, the West Virginia legislature adopted new legislation, effective as of July 1, 2001, which authorized an increase in West Virginia’s share of NTI above a predetermined level, defined as the NTI generated for the State’s fiscal year ended June 30, 2001.  The State will deduct a 10% surcharge from NTI in excess of the predetermined level.  The remainder of the excess NTI will be divided as follows: 50.0% is returned to the racetrack (of which 8.0% represents supplemental purse expense), 41.0% is paid to the State’s general revenue fund and the remaining 9.0% is divided among various state funds.  Of the total 10.0% surcharge, 42.0% is deposited in a capital reinvestment account attributable to each racetrack.  The racetrack is entitled to recoup monies in the capital reinvestment account for certain types of capital improvements made at the racetrack on a dollar-for-dollar basis.  This legislation also eliminated the refund of the portion of the administration fee in excess of the Lottery Commission’s administrative expenses.

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

(2)                              On December 19, 2001, we redeemed all of the equity interest of the company held by WHX Entertainment Corp. for total consideration of $105.0 million (the Stock Purchase Transaction).  Of the $105.0 million total consideration, $90.0 million is attributable to the purchase price of the shares and $15.0 million is attributable to a non-compete covenant whereby WHX is prohibited from engaging in any business, which is the same as, substantially similar to, or directly competitive with the business activities conducted, by us for a period of five years.

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

(8)                                  Represents total number of rooms sold or provided gratuitously to customers, divided by the total number of rooms available for sale.

(9)                                  Represents total lodging revenues for the year divided by the total number of rooms available for sale during the year.

ITEM 7.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that we “expect”, “estimate”, “anticipate”, or “believe” and all other statements concerning future financial results, product or service offerings or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of applicable securities legislation and regulations.  Forward-looking statements involve known and unknown factors, risks and uncertainties which may cause our actual results in future periods to differ materially from those expressed in any forward-looking statements.

Recent Developments

On March 24, 2004, Delaware North entered into a letter agreement with Merrill Lynch & Co. pursuant to which Merrill Lynch has been engaged as Delaware North’s exclusive financial advisor in connection with exploring strategic alternatives and potential transactions involving Wheeling Island Gaming.

Overview

General

We own and operate Wheeling Island Racetrack & Gaming Center, or Wheeling Island, a premier gaming and entertainment complex located in Wheeling, West Virginia.  Wheeling Island features 2,200 slot machines, a hotel, showroom, greyhound racetrack, pari-mutuel wagering on live greyhound racing and simulcast greyhound, thoroughbred and harness racing and various dining venues.

Our gaming operation is comprised of 2,200 slot machines situated within 64,272 square feet of gaming area.  Our slot machines include mechanical spinning reel slot machines and video lottery terminals with either coin-out or voucher-out functionality.  The gaming mix is comprised of 2,034 slot machines that dispense coins and 166 slot machines that dispense vouchers for patron winnings.  The gaming mix includes one progressive game that links multiple machines playing for a larger combined jackpot.

Our pari-mutuel operations consists of pari-mutuel wagering on live greyhound races and on greyhound, thoroughbred and harness events that are simulcast from other racetracks.  Our racetrack currently conducts eight live greyhound races each week and offers a mix of simulcast wagering every day.

Our food and beverage operations include a full-service 550-seat clubhouse restaurant, a 180-seat buffet-style restaurant, a 128-seat casual restaurant, a 70-seat fine dining restaurant, a 140-seat food court, four concession stands, four lounges and three bars.

Our lodging operations are comprised of a 151-room hotel, which includes 9 suite style rooms.

Our entertainment operations consist primarily of a 550-seat multi-purpose showroom and various conference facilities.

Stock Purchase Transaction

We are formerly an equally owned subsidiary of Sportsystems and WHX Entertainment Corp., or WHX.  On December 19, 2001, we redeemed WHX’s entire equity interest for total consideration of $105,000, the Stock Purchase Transaction.  Of the $105,000 total consideration, $90,000 is attributable to the purchase price of the shares and $15,000 is attributable to a non-compete covenant whereby WHX is prohibited from engaging in any business which is the same as, substantially similar to, or directly competitive with our business activities for a period of five years.

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

•                  a 550-seat multi-purpose showroom; and

•                  180 covered parking spaces plus additional outdoor parking spaces.

The total cost of designing, developing, constructing and equipping the Wheeling Island expansion was approximately $68.4 million, including architect fees.  During 2003, 2002, and 2001, we incurred capital expenditures relating to the Wheeling Island expansion of $44.6 million, $21.6 million, and $2.2 million, respectively.

Critical Accounting Policies

Our accounting policies are described in the notes to the Consolidated Financial Statements.  We believe the following represent our critical accounting policies.

Revenue Recognition

Gaming revenues represent gross revenues from slot machine gaming, or total amounts wagered, net of winning patron payouts (the “gross terminal income”) less (i) a fee of up to 4% of gross terminal income paid to the Lottery Commission for administering slot machine gaming at the licensee’s race track (the “administration fee”), (ii) a tax of 30.0% of net terminal income (gross terminal income less the administration fee) paid to the State’s general revenue fund and (iii) an amount of 9.0% of net terminal income “NTI” to be paid to various state funds, including funds for tourism promotion, Ohio County, employee pension programs and other programs.  All revenues derived from the operation of slot machines must initially be deposited with the Lottery Commission to be shared in accordance with the provisions of the Lottery Act.  Prior to legislative changes, which became effective as of July 1, 2001, the State refunded the portion of the administration fee in excess of the Lottery Commission’s administrative expenses.

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

The expected surcharge amount is accrued ratably during the year based upon estimates of the actual amounts expected to be paid in each State fiscal year.  The recoupment of amounts held in the capital reinvestment account, and a similar fund held by the Racing Commission to be used for racetrack capital improvements, are included in gaming revenues during the period in which approved qualifying expenditures are made.  Excess qualifying expenditures may be carried forward for recoupment in future periods, subject to certain statutory limitations.  During 2003, state surcharges of $7,109 and recognized recoupments of $3,681 were included as elements of reported gaming revenue.

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

To assess goodwill and indefinite lived intangible assets for impairment, an assessment of the carrying value of the Company is performed on an annual basis or when events and changes in circumstances occur that would more likely than not reduce the fair value of the Company below carrying value.  If the carrying value of the Company exceeds its fair value, the second step in the assessment process would be performed and an impairment charge to earnings would be recorded to the extent the carrying amount of our goodwill and indefinite-lived intangible assets exceed its implied fair value.  The fair value is estimated through internal analysis, which utilizes an income valuation approach through the application of the traditional discounted cash flow method.  The cash flows associated with the traditional discounted cash flow method are based on a number of estimates and assumptions, including the determination of reporting units, the projected future operating results of the reporting unit, discount rate, long-term growth rate and appropriate market comparables.

Preferred Player Program

Many of our customers are members of our frequent player program called the Preferred Players Club. The Preferred Players Club is a promotional tool used to develop customer loyalty by providing customers with reward incentives for increased levels of play.  Club members can accumulate points for casino wagering that can be redeemed for cash, food and beverages, lodging, entertainment, and retail products.  A liability is recorded for the estimate of unredeemed points based on redemption history. Points redeemed for cash are recognized as a reduction in revenues while points redeemed for food and beverage, lodging, entertainment, and other retail products are recognized as promotional expenses.

Results of Operations

2003 Compared to 2002

Gaming revenues were $88.6 million for the year ended December 31, 2003, an increase of $10.0 million, or 12.8%, from $78.6 million for the year ended December 31, 2002.  The increase was due to the increased gaming activity associated with the June 26, 2003 opening of the Wheeling Island expansion and the expanded use of the Preferred Players Club, offset partially by a $1.9 million increase in the accrued share of net terminal income and surcharge amount (net of recoupments) owed to the state of West Virginia and a $1.9 million  increase in the redemption of Preferred Players Club points and coupons for cash.  On June 26, 2003, the Wheeling Island expansion was opened for gaming.  Such expansion increased the number of slot machines from 1,630 to 2,200 and added new lodging, food and beverage and entertainment amenities to the Wheeling Island complex.  In October 2002, the Preferred Players Club rewards were revised to provide greater incentives for higher levels of play.  Such revisions combined with the opening of the Wheeling Island expansion resulted in higher levels of gaming activity and increased club membership from 167,405 at December 31, 2002 to 249,298 at December 31, 2003.  The state of West Virginia’s share of net terminal income above a predetermined level increases from 30.0% to 41.0% during a state fiscal year.  In addition, the state retains a 10.0% surcharge from all net terminal income in excess of the predetermined level for the state fiscal year.  Of the total 10% surcharge, 42% can be recouped for certain types of capital investments made at the facility.  We accrue for the state’s share of net terminal income and the expected surcharge amount (net of recoupments) ratably throughout the state fiscal year.  The state’s percentage share of net terminal income increased during 2003 due to large increases in net terminal income that were subject to the higher percentage paid to the state (41%) and the 10.0% surcharge (net of recoupments).  As a result, gaming revenue derived from slot machines as a percentage of net terminal income decreased from 57.6% to 56.3%.  All cash redemptions of points earned by members in our Preferred Players Club and redemption of cash coupons provided to Preferred Players Club members are recognized as reductions in gaming revenues.  Such cash redemptions were $5.8 million for the year ended December 31, 2003, an increase of $1.9 million, or 50.1%, from $3.9 million for the year ended December 31, 2002.  The increase in cash redemptions is due to the increase in Players Club membership from 167,405 at December 31, 2002 to 249,298 at December 31, 2003 and a revision in Preferred Players Club reward incentives in October 2002 that allowed instantaneous redemptions of points for cash.

Pari-mutuel revenues for the year ended December 31, 2003 were $7.7 million, a decrease of $0.9 million, or 10.8%, from $8.6 million for the year ended December 31, 2002.  The decrease in pari-mutuel revenues was due to a $5.0 million decrease in wagering handle on our live races and a $1.5 million decrease in wagering handle on our simulcast races.  The lower live wagering handle was due to the cancellation of sixteen live racing performances due to a viral infection of our racing greyhounds, the cancellation of three live racing performances caused by unfavorable winter weather and a 9.4% decrease in the average live wagering handle per performance.  The lower simulcast-wagering handle was also due to the unfavorable winter weather, which cancelled two planned simulcast performances and a 9.4% decrease in the average simulcast wagering handle per performance.

Food and beverage revenues for the year ended December 31, 2003 were $6.1 million, an increase of $1.2 million, or 23.5%, from $4.9 million for the year ended December 31, 2002.  The increase in food and beverage revenues is due primarily to the June 26, 2003 opening of a new fine dining restaurant, a casual dining restaurant, a food court, lounge and bar in connection with the Wheeling Island expansion, offset partially by the increase in the number of food and beverage complimentaries provided to Preferred Players Club members through point redemptions and coupons.

Lodging revenues were $1.5 million for the year ended December 31, 2003.  Lodging revenues represent all revenues associated with the 151-room hotel that opened on June 26, 2003.

Other revenues were $1.4 million for the year ended December 31, 2003 an increase of $0.6 million, or 71.8%, from $0.8 million for the year ended December 31, 2002.  The increase in other revenues is due primarily to $0.2 million of entertainment revenues, and $0.1 million of increased retail revenues associated with the June 26, 2003 opening of the multi-purpose showroom and gift shop respectively and increased check cashing and ATM fee income related to the increase in gaming activity.

Purse expenses were $20.1 million for the year ended December 31, 2003, an increase of $1.3 million, or 7.2%, from $18.8 million for the year ended December 31, 2002.  The $1.3 million increase was due to a $2.7 million increase in gaming purse expense associated with an increase in net terminal income to $167.8 million for the year ended December 31, 2003, from $143.2 million for the year ended December 31, 2002, offset partially by a $1.1 million decrease in gaming purse expense due to a decrease in the accrued purse share of net terminal income, and a $0.2 million decrease in pari-mutuel purse expense.  The state of West Virginia’s share of net terminal income above a predetermined level increases from 30.0% to 41.0% during a state fiscal year.  In addition, the state deducts a 10.0% surcharge from all net terminal income in excess of the predetermined level for the state fiscal year.  The purse share of all excess net terminal income amounts remaining after the surcharge deduction is 8% as compared to 14% for all net terminal income before the predetermined level.  We accrued for the expected decrease in the purse share of net terminal income ratably throughout the state fiscal year.  The purse share of net terminal income decreased during 2003, due to large increases in net terminal income that were subject to the 10.0% surcharge and the lower percentage paid to purses (8%) after the surcharge deduction.  As a result, gaming purse expense as a percentage of net terminal income decreased from 11.8% to 11.0%.  The $0.2 million decrease in pari-mutuel purse expense is due primarily to a $5.0 million decrease in wagering handle on our live races.

Gaming expenses were $7.0 million for the year ended December 31, 2003, an increase of $2.6 million, or 59.8%, from $4.4 million for the year ended December 31, 2002.  The increase in gaming expenses is due primarily to a $1.8 million increase in gaming payroll costs associated with the Wheeling Island expansion which increased the number of slot machines from 1,630 to 2,200 on June 26, 2003, and the recording during 2003 of $0.7 million of gaming expense resulting from cash shortfalls discovered during reconciliations of cash on hand to the expected balance.

Pari-mutuel expenses were $3.8 million for the year ended December 31, 2003, a decrease of $0.2 million, or 6.8%, from $4.0 million for the prior fiscal year.  The decrease in pari-mutuel expenses is due primarily to lower expenses associated with the cancellation of sixteen live racing performances due to a viral infection of the racing greyhounds and the cancellation of three live racing performances due to unfavorable weather conditions.

Food and beverage expenses for the year ended December 31, 2003 were $6.9 million, an increase of $1.3 million, or 22.1%, from $5.6 million for the year ended December 31, 2002.  The increase in food and beverage expenses is due principally to a $1.2 million increase in payroll costs related to the opening of a new fine dining restaurant, a casual restaurant, a food court, lounge and bar on June 26, 2003, a $0.5 million increase in cost of sales associated with the $1.2 million increase in food and beverage revenues, and $0.2 million of increased supplies and other miscellaneous expenses, offset partially by a $0.6 million reduction in cost of sales, which can be attributed to a decrease in food and beverage costs as a percentage of food and beverage revenues from 50.6% for the year ended December 31, 2002, to 38.3% for the year ended December 31, 2003.

Lodging expenses were $0.9 million for the year ended December 31, 2003.  Lodging expenses represent all expenses directly related to the operation of the 151-room hotel, which opened on June 26, 2003.

Other expenses were $0.4 million for the year ended December 31, 2003.  Other expenses represent retail and entertainment costs related to the new retail shop and multi-purpose showroom, which opened on June 26, 2003.

Marketing and promotions expense were $6.5 million for the year ended December 31, 2003, an increase of $0.5 million, or 7.9%, from $6.0 million for the year ended December 31, 2002.  The increase in marketing and promotions expenses is due primarily to a $0.4 million increase in payroll costs related to the opening of the Wheeling Island expansion, a $0.4 million increase in advertising costs, and a $0.2 million increase in consulting costs, offset partially by a $0.6 million decrease in costs associated with merchandise giveaways and other promotional events.

Facilities and maintenance expenses were $7.3 million for the year ended December 31, 2003, an increase of $2.1 million, or 41.2%, from $5.2 million for the year ended December 31, 2002.  The increase in facilities and maintenance expense is due primarily to a $0.7 million increase in security and cleaning payroll costs, a $0.4 million increase in insurance premiums paid for liability and property coverage, a $0.4 million increase in utilities expense and a $0.4 million increase in real property and personal property taxes related to the opening of the Wheeling Island expansion.

General and administrative, or G&A, expenses were $5.1 million for the year ended December 31, 2003, an increase of $1.2 million, or 30.9%, from $3.9 million for the year ended December 31, 2002.  The increase in G&A expense was due primarily to a $0.5 million increase in payroll costs related to staff additions associated with the opening of the Wheeling Island expansion, a $0.3 million increase in other professional services costs and a $0.2 million increase in administrative services fees paid to the shareholder.

Depreciation and amortization expenses for the year ended December 31, 2003 were $9.6 million, a $2.1 million, or 28.7% increase, from $7.5 million for the prior fiscal year.  The increase was due to the increased depreciation expense associated with $65.7 million of assets that were added to our buildings, improvements and equipment accounts during the twelve months ended December 31, 2003, including $63.1 million of assets related to the Wheeling Island expansion.

Interest expense was $14.0 million for the year ended December 31, 2003, an increase of $0.1 million, or 0.5%, from $13.9 million for the year ended December 31, 2002.  The $0.1 million increase is due principally to $0.4 million of increased interest expense associated with the $32.5 million increase in borrowings under the $50.0 million revolving credit facility during the twelve months ended December 31, 2003, offset partially by the recording of $0.3 million of non-recurring interest expense in 2002 relating to an Internal Revenue Service review.

Other expense for the twelve months ended December 31, 2002 was $0.3 million and represents a loss on the disposition of assets due to the demolition of building assets in connection with the Wheeling Island expansion.  No such expense was recorded during 2003.

Income tax expense of $8.3 million and the corresponding effective income tax rate of 35.1% for the year ended December 31, 2003 was relatively unchanged from the year ended December 31, 2002.

2002 Compared to 2001

Gaming revenues were $78.6 million for the year ended December 30, 2002, an increase of $11.2 million, or 16.6%, from $67.4 million for the year ended December 31, 2001.  The increase was due to an expansion of our gaming operations in December 2001 and further increases in the number of slot machines during 2002.  In

December 2001, we increased the number of slot machines from 1,400 to 1,537.  During 2002, the number of machines was increased from 1,537 at December 31, 2001 to 1,623 at December 31, 2002.  In addition, during 2002 we continued to increase spending on our marketing and promotions initiatives, including the expanded use of promotional programs and increased spending on the Preferred Players Club.  The increase in gaming revenues during 2002 was achieved despite the loss of reimbursement of a portion of the administrative fee paid to the Lottery Commission.  Such reimbursement equaling $1.8 million in 2001 became non-recurring as a result of new legislation eliminating the reimbursement, which became effective July 1, 2001.  In addition, such legislation allowed the state to deduct a 10.0% surcharge from all net terminal income that exceeds a predetermined level and increased the state’s share of such excess net terminal income.  As a result of the legislation, gaming revenue derived from slot machines as a percentage of net terminal income decreased from 60.1% to 57.6%.  Without such legislation, gaming revenues would have increased an additional $5.5 million.

Pari-mutuel revenues for the year ended December 31, 2002 were $8.6 million, a decrease of $0.6 million, or 5.5%, from $9.2 million for the prior fiscal year.  The decrease in pari-mutuel revenues was due to a $3.3 million decrease in wagering handle on our live races.

Food and beverage revenues were $4.9 million for the year ended December 31, 2002, an increase of $0.4 million, or 9.1%, from $4.5 million for the year ended December 31, 2001.  The increase in food and beverage revenues can be attributed to a 14.5% increase in attendance during 2002 as compared to 2001.

Other revenues of $0.8 million for the year ended December 31, 2002 were unchanged from the year ended December 31, 2001.

Purse expenses were $18.8 million for the year ended December 31, 2002, an increase of $1.8 million, or 10.4%, from $17.0 million for the year ended December 31, 2001.  The $1.8 million increase was due to a $1.9 million increase in gaming purse expense offset partially by a $0.1 million decrease in pari-mutuel purse expense.  The $1.9 million increase in gaming purse expense was directly attributable to the increase in net terminal income to $143.2 million for the year ended December 31, 2002 from $111.7 million for the year ended December 31, 2001.  The increase in gaming purse expense during 2002 occurred despite the loss of the purse distribution representing a portion of the administration fee reimbursement received from the Lottery Commission.  Such purse distribution equaling $0.4 million in 2001 became non-recurring as a result of new legislation eliminating the administration fee reimbursement, which became effective July 1, 2001.  In addition, such legislation allowed the state to deduct a 10.0% surcharge from all net terminal income that exceeds a predetermined level and decreased the purse share of all excess net terminal income amounts remaining after the surcharge deduction.  As a result of the legislation, gaming purse expense as a percentage of net terminal income decreased from 13.1% to 11.8%.  Without such legislation, gaming purse expense would have increased by an additional $2.2 million.  The $0.1 million decrease in pari-mutuel purse expense was due primarily to a $3.3 million decrease in wagering handle on our live races.

Gaming expenses were $4.4 million for the year ended December 31, 2002, an increase of $0.6 million, or 17.1%, from $3.8 million for the year ended December 31, 2001.  The increase is due primarily to higher gaming payroll costs relating to the increased number of slot machines and increased level of play.

Pari-mutuel expenses were $4.0 million for the year ended December 31, 2002, a decrease of $0.3 million or 6.6% from $4.3 million for the year ended December 31, 2001.  The decrease was due primarily to lower expenses associated with a $3.3 million decrease in wagering handle on our live races.

Food and beverage expenses for the year ended December 31, 2002 were $5.6 million, an increase of $1.5 million, or 37.6%, from $4.1 million for the prior year.  Food and beverage expenses as a percentage of food and beverage revenues was 114.4% for the year ended December 31, 2002, which is higher than the prior year percentage of 90.7%.  Such increase was due to the expanded use of food and beverage price discounts and the complimentary drink service as promotional tools and a $0.2 million increase in payroll costs associated with management staff additions.

Marketing and Promotions expenses were $6.0 million for the year ended December 31, 2002, an increase of $1.7 million, or 41.6%, from $4.3 million for the year ended December 31, 2001.  The increase in marketing and promotions expense was due to increased promotions efforts, including increased spending on the Preferred Players Club.  The increase in Preferred Players Club spending resulted from increasing the rewards provided to the Players and an increase in player membership from 107,876 at December 31, 2001 to 167,405 at December 31, 2002.

Facilities and Maintenance expenses were $5.2 million for the year ended December 31, 2002, an increase of $0.4 million, or 8.1%, from $4.8 million for the year ended December 31, 2001.  The increase was due primarily to a $0.2 million increase in insurance premiums paid for liability and property coverage and a $0.1 million increase in property taxes.

For the fiscal year ended December 31, 2001 management fee expense of $25.5 million was recorded and no such expense was recorded for the year ended December 31, 2002.  Prior to the consummation of the stock purchase transaction on December 19, 2001, management fees were calculated and paid in accordance with services agreements with the shareholders.  Such agreements were terminated upon completion of the stock purchase transaction, thereby discontinuing this expense.

G&A expenses were $3.9 million for the year ended December 31, 2002, an increase of $0.8 million or 27.3% from $3.1 million for the year ended December 31, 2001.  The increase in G&A expense was due to a $0.7 million increase in administrative services fees paid to the shareholders, a $0.5 million increase in payroll costs, and a $0.2 million increase in legal costs, offset by $0.5 million of non-recurring employment costs incurred in 2001 and a $0.1 million decrease in consulting costs.  The $0.5 million increase in payroll costs was due primarily to the addition of management personnel needed to accommodate the anticipated growth of the gaming operation and other amenity offerings associated with the opening of the Wheeling Island expansion.

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

Interest expense was $13.9 million for the year ended December 31, 2002, an increase of $12.5 million from $1.4 million for the year ended December 31, 2001.  The increase in interest expense was due to a $12.9 million increase in interest expense and amortization of debt issuance costs associated with the full year impact of the December 2001 issuance of the $125.0 million of unsecured senior notes, $0.3 million of interest expense related to a 2002 review of our 1999, 2000 and 2001 federal income tax returns and $0.2 million of commitment fees associated with our $40.0 million revolving credit facility.  This was offset partially by $1.0 million of interest expense and amortization of debt issuance costs recorded in 2001 relating to borrowings under a previous $20.0 million revolving credit facility, which were fully repaid from the proceeds of the issuance of the $125.0 million of unsecured senior notes.

Other expense for the year ended December 31, 2002 was $0.3 million and represents a loss on the disposition of assets due to the demolition of building assets in connection with the Wheeling Island expansion.

Income tax expense for the year ended December 31, 2002 was $8.3 million, an increase of $5.0 million from $3.3 million for the prior year.  The increase was directly attributable to the $13.3 million increase in income before taxes to $23.1 million for the year ended December 31, 2002 from $9.8 million for the year ended December 31, 2001.

Liquidity and Capital Resources

As of December 31, 2003, we had cash and cash equivalents of $9.5 million.  Our principal sources of liquidity during the year ended December 31, 2003 consisted of cash provided by operating activities and borrowings from our $50.0 million revolving credit facility.  As of December 31, 2002, we had cash and cash equivalents of $7.9 million.  Our principal source of liquidity during the year ended December 31, 2002 consisted of cash provided by operating activities.

Cash provided by operating activities for the year ended December 31, 2003 was $28.2 million as compared to $22.4 million for the year ended December 31, 2002.  The $5.8 million increase was due to (i) a $7.4 million increase in the change of our deferred income tax liability resulting from an increased differential between our book and tax basis depreciation, (ii) a $0.6 million increase in net income, and (iii) a $1.8 million increase in non-cash depreciation and amortization and other non-cash adjustments, offset partially by a $4.0 million increase in the change in working capital due primarily to a $4.4 million increase in receivables relating primarily to the timing of the receipt of various capital expenditure and marketing recoupments from the state of West Virginia and higher prepaid expenses.

Cash used in investing activities for the years ended December 31, 2003 and 2002 was $47.1 million and $25.4 million, respectively.  The $21.7 million increase in cash used for investing activities was due primarily to a $23.0 million increase in capital expenditures relating to the Wheeling Island expansion from $21.6 million for the year ended December 31, 2002 to $44.6 million for the year ended December 31, 2003.  With the completion of the Wheeling Island expansion in 2003, it is expected that the cash used in investing activities will decrease substantially in 2004.

Cash provided by financing activities for the year ended December 31, 2003 and December 31, 2002 was $20.5 million and $0.9 million, respectively.  The $19.6 million increase in cash provided by (used in) financing activities is due to a $32.5 million increase in borrowings under the $50 million revolving credit facility during the year ended December 31, 2003 and the incurrence of $0.6 million of debt issuance costs during 2002 which relate to the issuance and registration of the unsecured senior notes, offset partially by a $12.0 million dividend paid to the shareholder during 2003.  The debt proceeds resulting from the $32.5 million increase in borrowings under the $50 million revolving credit facility were used to fund the increased capital expenditures relating to the Wheeling Island expansion and the payment of the $12.0 million dividend to the shareholder.

Contractual Obligations and Commitments

The following table reflects our contractual obligations and commitments:

	Payments Due by Period (in thousands)
($000)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long Term Debt	$159,000	$0	$34,000	$0	$125,000
Total Contractual Obligations and Commitments	$159,000	$0	$34,000	$0	$125,000

Our ability to service our debt depends on our ability to generate significant cash flow in the future.  This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control.  In addition, the ability to borrow funds under our $50.0 million revolving credit facility in the future depends on our meeting the financial covenants in such credit agreement, including a minimum fixed charge coverage ratio test and a maximum leverage ratio test.  We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to use under our $50.0 million revolving credit facility or otherwise, in an amount sufficient to enable us to service our long-term debt or to fund other liquidity needs.

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

ITEM 9.                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.              CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on such evaluation, our management, including our principal executive officer and principal financial officer, have concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in this report has been made known to them in a timely manner.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Vault Accounting and Gaming Control

During 2003 we reviewed our vault accounting procedures and related internal controls.  A reconciliation of cash on hand in the third quarter revealed a shortfall of $0.6 million to the expected balance, and a second reconciliation in the fourth quarter revealed an additional shortfall of $0.1 million.  As a result, a provision of an aggregate $0.7 million has been made to gaming expense for the year ended December 31, 2003 in the accompanying consolidated financial statements.  Management is evaluating, and continuing to implement procedural changes to, its vault accounting process and has expanded its internal control review to further enhance our gaming controls.

PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth the names, ages and positions of our directors and executive officers.

Name	Age	Position and Office Held

Dennis J. Szefel	57	Chairman of the Board
Thomas A. Cooper	67	Director, Chairman of Audit Committee
William R. Greiner	69	Director, Member of Audit Committee
Richard T. Stephens	61	Director
William J. Bissett	55	Director
Ronald A. Sultemeier	55	Chief Executive Officer
Geoffry P. Andres	37	President
Michael D. Corbin	42	Vice President of Finance

Dennis J. Szefel.  Mr. Szefel was appointed as a director in December 2001 and was named Chairman of the Board in January 2003.  Since January 2002, Mr. Szefel has served as President of the Hospitality and Entertainment Group of Delaware North. From October 1993 to January 2002, Mr. Szefel held the position of President of Delaware North Parks Services, Inc., a subsidiary of Delaware North.  Mr. Szefel originally joined Sportservice Corporation, another Delaware North subsidiary, in January 1969.  Since joining Delaware North in 1969, he has held a number of senior management positions within Delaware North’s various business units.

Thomas A. Cooper.  Mr. Cooper was appointed as a director and named Chairman of the Audit Committee.  In addition, Mr. Cooper is Chairman of TAC Associates, Inc., a financial services consulting firm.  Mr. Cooper was appointed to the Board of Directors of Delaware North Companies, Incorporated in June 1995.  He also serves as a Director of BISYS, Inc. and as a Director of Renaissance Reinsurance.

William R. Greiner.  Mr. Greiner was appointed as a director and named a member of the Audit Committee in January 2003.  Mr. Greiner is a law professor at the University at Buffalo, the State University of New York.  From 1991 to 2003, Mr. Greiner served as the University’s President and from 1984 through 1991 Mr. Greiner served as the University’s Provost.  From 1980 through August 1984, Mr. Greiner served as the University’s Associate Vice President for Academic Affairs and Chief Academic Officer for the Division of Academic Affairs.

Richard T. Stephens.  Mr. Stephens was appointed as a director in January 2003.  In January 2004, Mr. Stephens was appointed Vice Chairman of Delaware North.  From 1991 to 2003, Mr. Stephens served as President and Chief Operating Officer of Delaware North.  From 1985 to 1991, Mr. Stephens served as President of Delaware North Companies, International, Ltd., a subsidiary of Delaware North.  Mr. Stephens joined Delaware North in 1976 as Vice President of Finance.

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

Ronald A. Sultemeier  Mr. Sultemeier was appointed as our Chief Executive Officer in March 2003.  From

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

Geoffry P. Andres  Mr. Andres was appointed as our President in January 2004.  From 1988 to 2003, Mr. Andres worked for Harrah’s Entertainment, Inc. in various management positions, including Vice President of Casino Operations for their New Orleans Casino and their Shreveport Casino Hotel.  From 1998 to 2001, Mr. Andres served as Director of Table Games for Harrah’s Las Vegas Casino and from 1997 to 1998 served as Director of Slot Operations for Harrah’s Lake Tahoe Casino.

Michael D. Corbin  Mr. Corbin was appointed as our Vice President of Finance in November 2001.  Mr. Corbin has been the Controller for Sportsystems Corporation since April 1996.  Prior to that position, he was Senior Financial Analyst for Delaware North.

Audit Committee of the Board of Directors

The Board of Directors has an Audit Committee, which held six meetings in fiscal 2003.  The Audit Committee currently consists of Messrs. Cooper and Greiner.  The Board of Directors has determined that Thomas A. Cooper is an “audit committee financial expert,” within the meaning of the rules of the Securities and Exchange Commission.  Both Mr. Cooper and Mr. Greiner qualify as “independent” as such term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act assuming the listing standards of the National Association of Securities Dealers, Inc. applied.

The Audit Committee oversees our financial reporting process and internal audit functions on behalf of the Board of Directors.  In fulfilling its responsibility, the Audit Committee recommends to the Board of Directors the selection of our independent certified public accountants.  The Audit Committee also reviews our consolidated financial statements and the adequacy of our internal controls.  The Audit Committee meets at least quarterly with management and the independent certified public accountants to discuss the results of their audit of the consolidated financial statements, their evaluation of our internal controls, the overall quality of our financial reporting, our critical accounting policies and to review and approve any related party transactions.  Periodically the Audit Committee meets separately with the independent certified public accountants.

ITEM 10A.  CODE OF ETHICS

We have adopted a Code of Ethics that applies to our President, Chief Executive Officer and Vice President of Finance.  Our Code of Ethics can be found on our Internet website at www.wheelingisland.com.  In the future we intend to disclose any amendment to, or waiver of, a provision of the Code of Ethics that applies to our President, Chief Executive Officer or Vice President of Finance on our website.

ITEM 11.  EXECUTIVE COMPENSATION

REMUNERATION OF DIRECTORS

Directors are compensated for their services as follows:

•                  An annual retainer fee of $25,000, payable in equal quarterly installments for serving on the Board of Directors.

•                  An annual retainer fee of $15,000, payable in equal quarterly installments for each director who serves on the Audit Committee.

•                  A fee of $1,000 for each Board of Directors meeting and each Audit Committee Meeting attended.  If the Board of Directors meeting and Audit Committee Meeting are held on the same day then a $1,000 fee is paid for participation at both meetings.

The reasonable expenses incurred by each director in connection with his duties as a director are also reimbursed by us.  A Board member who is also an employee of the Company or Delaware North does not receive compensation for service as a director.

COMPENSATION OF EXECUTIVE OFFICERS

SUMMARY COMPENSATION TABLE

The following table sets forth for our fiscal years ended December 31, 2001, December 31, 2002 and December 31, 2003, in prescribed format, the compensation awarded, paid to or earned by our chief executive officer and the other four most highly compensated “executive officers” whose compensation exceeded $100,000 at December 31, 2003 (the “Named Executive Officers”):

	Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)

Ronald A. Sultemeier (1)	2003	245,000	0
Chief Executive Officer	2002	240,000	100,000
	2001	235,000	80,000

Scott L. Cooper (2)	2003	235,000	0
President	2002	230,000	61,000
	2001	188,204	10,000

Geoffry P. Andres (3)	2003	—	—
President	2002	—	—
	2001	—	—

James J. Rafferty (4)	2003	144,615	12,532
Vice President of Marketing	2002	—	—
	2001	—	—

Michael D. Corbin (5)	2003	97,916	0
Vice President - Finance	2002	92,375	9,400
	2001	89,250	13,100

Alex M. Tucker (6)	2003	103,000	10,300
Director of Slot Operations	2002	100,000	17,000
	2001	90,000	0

Joel M. Daum	2003	94,500	5,670
Controller	2002	90,000	4,498

(1)   Ronald A. Sultemeier is compensated by Sportsystems in his capacity as President of that company.

(2)   Scott L. Cooper resigned as our President in January of 2004.

(3)   In January 2004, Geoffry P. Andres became our President and at that time received a $50,000 bonus.  His annual salary is $215,000.

(4)   James J. Rafferty became our Vice President of Marketing in January of 2003. His annual salary is $165,000.

(5)   Michael D. Corbin is compensated by Sportsystems in his capacity as Controller of that company.

(6)   Alex M. Tucker resigned as Director of Slot Operations in February 2004.

REPORT OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

Compensation of executive officers and the Chief Executive Officer is governed by the executive compensation philosophy, policy and procedures of Delaware North.  Annual base salary and variable compensation for, each named executive officer, is reviewed and approved by the compensation committee of the Delaware North Board of Directors, or the Compensation Committee.  Annual based salary and variable compensation of the Chief Executive Office is reviewed and approved annual by both the Compensation Committee and the Board of Directors of Wheeling Island Gaming.

Compensation Philosophy

Our compensation philosophy is to relate the compensation of executives to measures of the Company’s performance that contribute to the increased value of the Company and is based on the following goals:

•                  Compensation policies, procedures and practices are designed to attract and retain top quality management.

•                  Total compensation must reflect a competitive and performance-oriented environment that motivates executives to set and achieve aggressive goals in their respective areas of responsibility.

•                  Incentive based compensation is contingent upon the performance of each executive against pre-established annual financial and strategic performance objectives.

The Board of Directors periodically reviews the components of compensation for our executive officers on the basis of its philosophy and goals

Executive Compensation Components

Pay levels for each named executive officer, other than the Chief Executive Officer, largely reflect the recommendation of the Chief Executive Officer based upon individual experience and breadth of knowledge, internal considerations, and other subjective factors.

The President’s salary is reviewed annually by the Chief Executive Officer in conjunction with a performance evaluation.  The Chief Executive Officer will make a recommendation for salary adjustment to the Compensation Committee for approval.

The President’s bonus compensation is computed as a percentage of base salary ranging from a minimum of 0% to a maximum of 40%.  The actual percentage of base salary earned as bonus compensation is based upon the achievement of the specific pre-established financial and strategic performance objectives.

The salary compensation of the Vice President of Finance is reviewed annually by the Chief Executive Officer in conjunction with a performance evaluation.  The Chief Executive Officer makes a recommendation for a salary adjustment to Delaware North.

Once reviewed and approved by Delaware North or the Compensation Committee, all executive officer compensation is subject to approval by the Wheeling Island Gaming Board of Directors.

Chief Executive Officer Compensation

The salary compensation of the Chief Executive Officer is reviewed annually by the Chairman of the Board in conjunction with a performance evaluation. The Chairman of the Board will make a recommendation in salary adjustment to the Compensation Committee for approval.

The bonus compensation of the Chief Executive Officer is computed as a percentage of base salary ranging from a minimum of 0% to a maximum of 50%.  The actual percentage of base salary earned as bonus compensation is based upon the achievement of the specific pre-established financial and strategic performance objectives.

Once reviewed and approved by the Compensation Committee, the Chief Executive Officer compensation is subject to approval by the Wheeling Island Gaming Board of Directors.

THE BOARD OF DIRECTORS

Dennis J. Szefel
Thomas A. Cooper
William R. Greiner
Richard T. Stephens
William J. Bissett

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

The following table sets forth information regarding the shares of our common stock beneficially owned by each shareholder who is known by us to beneficially own in excess of 5.0% of the outstanding shares of our common stock, by each director and named executive officer and by all executive officers and directors as a group.

Names And Addresses	Number of Shares Beneficially Owned	Percentage of Class

Sportsystems Corporation(1)	500	100%
Ronald A. Sultemeier	0	0
Geoffry P. Andres	0	0
Michael D. Corbin	0	0
William J. Bissett	0	0
Dennis J. Szefel	0	0
Thomas A. Cooper	0	0
William R. Greiner	0	0
Richard T. Stephens	0	0
All executive officers and directors as a group (8 persons)	0	0

(1)                                  The address for Sportsystems Corporation is 40 Fountain Plaza, Buffalo, New York 14202.

Sportsystems Corporation is our sole shareholder, and thus exercises control over all matters that require approval by our shareholders, including the election of directors and the approval of significant transactions.  There can be no assurance that the interests of Sportsystems will not conflict with the interests of the holders of our debt.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Upon the closing of the $125.0 million of unsecured senior notes in December 2001, we entered into an administrative services agreement with Sportsystems and Delaware North.  Pursuant to this administrative services agreement, Sportsystems receives an annual administrative services fee that is equal to the greater of 1.5% of preceding year total operating revenues or $1.2 million for certain administrative support services provided to us by Sportsystems and Delaware North.  During 2003, 2002, and 2001, we recorded administrative service fees of $1.5 million, $1.3 million, and $39,000, respectively, under this agreement.

Prior to the closing of the $125.0 million of unsecured senior notes in December 2001, Sportsystems and Delaware North provided cash management services to us, whereby we invested our excess cash balances and earned interest at Sportsystems’ reinvestment rate.  Since the closing of the Stock Purchase Transaction in December 2001 we have invested our excess cash in a segregated account administered by Delaware North under its centralized cash management program.  At December 31, 2003 and December 31, 2002, we had $0.4 million and $2.0 million invested with Delaware North, respectively.  During 2003, 2002 and 2001, we earned $16,000, $0.1 million and $0.1 million on these invested cash balances, respectively.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table summarizes fees billed to the Company for fiscal 2003 and for the fiscal year ended December 31, 2002:

	Fiscal 2003	Fiscal 2002
Audit Fees-Annual Audit and Quarterly Reviews	$139,500	$79,000
Audit-Related Fees	20,000	0
Tax Fees:-	0	0
Tax Consulting, Advisory Services	0	0
Tax Compliance, Planning and Preparation	0	0
All Other Fees	0	0
Total Fees	$159,500	$79,000

The audit fees in the above table are related to the audit of our year-end financial statements and the review of our interim financial statements.  Audit related fees are those fees associated with a review of our vault accounting procedures and related internal controls.  Since 2003, all such accounting fees and services are approved by the Audit Committee at the beginning of each respective year in accordance with the Audit Committee’s pre-approval procedures.

PART IV

ITEM 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents Filed as part of the Form 10-K

1.                                       The Consolidated Financial Statements of the Company filed as part of this report are listed on the Index beginning on page F-1.

2.                                       Financial Statement Schedules

None.

3.                                       Exhibits

The Exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Index to Exhibits immediately preceding the Exhibits.

(b)   Reports on Form 8-K

The Company filed a Form 8-K dated November 11, 2003 to report the issuance of a press release announcing its financial results for the quarter ended September 28, 2003.

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

Signature	Capacity	Date

/s/ Ronald A. Sultemeier	Chief Executive Officer	March 29, 2004
Ronald A. Sultemeier	(principal executive officer)

/s/ Michael D. Corbin	Vice President of Finance	March 29, 2004
Michael D. Corbin	(principal financial officer and principal accounting officer)

/s/ Dennis J. Szefel	Chairman of the Board	March 29, 2004
Dennis J. Szefel

/s/ Thomas A. Cooper	Director	March 29, 2004
Thomas A. Cooper

/s/ William R. Greiner	Director	March 29, 2004
William R. Greiner

/s/ Richard T. Stephens	Director	March 29, 2004
Richard T. Stephens

	Director	March 29, 2004
William J. Bissett

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Wheeling Island Gaming, Inc. (the “Company”)**

3.2	Restated By-laws of the Company **

4.1	Indenture, dated as of December 19, 2001, by and among the Company, the Guarantors (as defined therein) and U.S. Bank, N.A., as trustee**

4.2	Notation of Guarantee, WDRA Food Service, Inc. (“WDRA”) as Guarantor**

4.3	Notation of Guarantee, Wheeling Land Development Corp. (“Wheeling Land”) as Guarantor**

4.4

Registration Rights Agreement, dated as of December 19, 2001, by and among the Company as Issuer, WDRA and Wheeling Land as Guarantors and Banc of America Securities LLC and Wells Fargo Brokerage Services LLC**

10.1

Amended and Restated Loan Agreement, dated as of December 14, 2001, by and among the Company as Borrower, the Lenders and Syndication Agent referred to therein and Bank of America, N.A. as Administrative Agent for itself and the other Lenders**

10.2	Purchase Agreement, dated as of December 12, 2001, by and among the Company as Issuer, WDRA and Wheeling Land as Guarantors and Banc of America Securities LLC and Wells Fargo Brokerage Services LLC**

10.3	Stock Redemption Agreement, dated as of November 16, 2001, by and among the Company, WHX Entertainment Corp. and Sportsystems Corporation**

10.4	Advisory Services Agreement, dated as of November 16, 2001, by and between the Company and Delaware North Companies, Incorporated**

10.5	Administrative Services Agreement, effective as of December 19, 2001, by and among the Company, Sportsystems Corporation and Delaware North Companies, Incorporated**

10.6	Tax Sharing Agreement, effective as of December 20, 2001, by and among Delaware North Companies, Incorporated, Sportsystems Corporation and the Company for itself and its subsidiaries**

10.7	Agreement dated as of September 1, 2001 between the Company and Louis P. Ciminelli Construction Company, Inc. **

21.1	List of subsidiaries of the Company**

31.1	Certification by Chief Executive Officer of the Company as required by Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification by President of the Company as required by Section 302 of the Sarbanes-Oxley Act of 2002 *

31.3	Certification by Chief Financial Officer of the Company as required by Section 302 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith.
**	Previously filed with the Securities and Exchange Commission.

Report of Independent Auditors

To the Board of Directors and Shareholder of

Wheeling Island Gaming, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and of cash flows present fairly, in all material respects, the financial position of Wheeling Island Gaming, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used, and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Buffalo, New York

March 15, 2004

WHEELING ISLAND GAMING, INC.

Consolidated Balance Sheets

($000’s omitted)

	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$9,517	$7,867
Receivables	6,885	2,439
Prepaid expenses and other assets	1,190	479
Prepaid income taxes	2,390	1,067
Deferred income taxes	154	92

Total current assets	20,136	11,944

Property and equipment, net	96,308	55,845
Operating licenses	65,919	65,919
Goodwill	32,221	32,221
Non-compete covenant	8,902	11,902
Other intangible assets	2,278	2,318
Debt issuance costs	4,752	5,591

Total assets	$230,516	$185,740

Liabilities and Shareholder’s Equity

Current liabilities:
Accounts payable	$4,583	$3,949
Accrued expenses	6,746	4,273

Total current liabilities	11,329	8,222

Long-term debt	159,000	126,500
Deferred income tax	29,307	23,530

Total liabilities	199,636	158,252

Shareholder’s equity:
Common stock, $1 par value, 500 shares authorized, issued and outstanding in 2002 and 2001, respectively	1	1
Additional paid-in capital	5,915	5,915
Retained earnings	24,964	21,572

Total shareholder’s equity	30,880	27,488

Total liabilities and shareholder’s equity	$230,516	$185,740

The accompanying notes are an integral part of these financial statements.

WHEELING ISLAND GAMING, INC.

Consolidated Statement of Operations

($000’s omitted)

	Years ended December 31,
	2003	2002	2001

Operating revenue:
Gaming revenue	$88,634	$78,550	$67,372
Pari-mutuel revenue	7,704	8,639	9,145
Food & beverage revenue	6,066	4,913	4,502
Lodging revenue	1,542	—	—
Other revenue	1,357	790	800

	105,303	92,892	81,819

Operating expenses:
Purse expense	20,147	18,799	17,025
Gaming costs	7,025	4,397	3,755
Pari-mutuel costs	3,772	4,049	4,335
Food & beverage costs	6,857	5,617	4,083
Lodging expenses	856	—	—
Other expenses	339	—	—
Marketing and promotions	6,522	6,046	4,270
Facilities and maintenance	7,309	5,176	4,790
Management fees	—	—	25,521
General and administrative	5,117	3,909	3,069
Depreciation and amortization	9,630	7,483	3,703

	67,574	55,476	70,551

Operating income	37,729	37,416	11,268
Interes, net	(14,013)	(13,939)	(1,427)
Other income (expense), net	1	(333)	(69)
Income before income tax	23,717	23,144	9,772
Income tax expense	8,325	8,303	3,313

Net income	$15,392	$14,841	$6,459

The accompanying notes are an integral part of these financial statements

WHEELING ISLAND GAMING, INC.

Consolidated Statements of Cash Flows

($000’s omitted)

	Years ended December 31,
	2003	2002	2001
Cash flows relating to operating activities:

Net Income	$15,392	$14,841	$6,459
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	9,630	7,483	3,703
Deferred income taxes	5,715	(1,718)	605
Other	838	1,144	313
Change in assets and liabilities:
Receivables	(4,446)	(1,259)	(279)
Prepaid expenses and other assets	(711)	(39)	(134)
Prepaid income taxes	(1,323)	(1,024)	584
Accounts payable	634	1,432	(34)
Accrued expenses	2,473	1,557	946

Net cash provided by operating activities	28,202	22,417	12,163

Cash flows relating to investing activities:
Payments for capital expenditures	(47,052)	(25,381)	(6,752)
Stock Purchase Transaction	—	—	(105,000)
Net cash used in investing activities	(47,052)	(25,381)	(111,752)

Cash flows relating to financing activities:
Proceeds from long-term borrowings	32,500	1,500	125,000
Repayment of long-term borrowings	—	—	(14,500)
Debt issuance costs and other	—	(572)	(6,028)
Dividends paid	(12,000)	—	—
Net cash provided by financing activities	20,500	928	104,472

Net (decrease) increase in cash	1,650	(2,036)	4,883

Cash balances:
Beginning of period	7,867	9,903	5,020

End of period	$9,517	$7,867	$9,903

Supplemental disclosure:
Cash paid during the period for -
Income taxes	$3,933	$11,045	$2,125

Interest	$13,579	$12,750	$870

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

Cash and cash equivalents

The Company considers short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents.  Interest-bearing time deposits of $434 and $2,007 are included in cash and cash equivalents as of December 31, 2003 and 2002, respectively.

Fair value of financial instruments

The carrying value of the Company’s cash and cash equivalents, trade and other receivables and trade payables approximates fair value primarily because of the short maturities of these instruments.  The fair market value of the Company’s Senior Notes at December 31, 2003 is $133.8 million based on their trading value in the open market.  The Company’s Revolving Credit Facility approximates fair value based upon its market-based variable interest rate.

Property and equipment

Property and equipment are stated at cost.  Expenditures that extend the useful lives of assets are capitalized, while repair and maintenance costs are charged to operations as incurred.  Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets.

Intangible assets

Indefinite lived intangible assets consisting of licenses, trade name and goodwill are stated at cost which is equal to fair value at their acquisition date.  In accordance with SFAS 142, these assets are not subject to amortization for book or tax purposes.  The Company assesses such assets for impairment annually or more frequently if warranted by known economic circumstances.  The non-compete covenant is being amortized over its term of five years and the value assigned to the Company’s customer relationships is amortized over its twenty year estimated life.

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

Preferred Player Program

The Company offers a program whereby participants can accumulate points for casino wagering that can currently be redeemed for cash, food and beverages, lodging, entertainment, and retail offers.  A liability is recorded for the estimate of unredeemed points based on the Company’s redemption history.  Points redeemed for cash are recognized as a reduction in revenues while points redeemed for food and beverage and other retail offers are recognized as promotional expenses.  See further discussion in Note 3.

Advertising costs

Advertising costs are charged to operations when incurred.  During 2003, 2002 and 2001, respectively, advertising expense totaled $1,116, $703, and $980.

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

Beginning December 20, 2001, federal taxable income of the Company is included in the consolidated federal income tax return of DNC and subsidiaries.  Pursuant to a tax sharing agreement, the portion of the consolidated federal income tax provision allocated to the Company is that which would result if the Company filed a federal income tax return with its subsidiaries on a stand-alone basis.  Federal income taxes included in the accompanying balance sheet at December 31, 2003 and December 31, 2002 are due to DNC.

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

Selling shareholder’s equity	$12, 629
Property and equipment	1,512
Intangible assets other than goodwill:
Gaming license	64,283
Racing license	1,636
Trade name	1,539
Customer relationships	778
Deferred income taxes	(24,411)
Goodwill	32,221
90,187
Non-compete covenant	15,000
$105,187

The Company funded the Stock Purchase Transaction using proceeds from the issuance of $125,000 in 10.125% Senior Notes.

3.                                  Revenues and costs

Under annually renewable licenses granted by the State of West Virginia Lottery Commission, the Company operated 2,200 slot machines, 1,623 slot machines and 1,537 slot machines at December 31, 2003, 2002 and 2001, respectively.

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

The Company accrues the expected surcharge amount ratably during the year based upon estimates of the actual amounts expected to be paid in each state fiscal year.  The recoupment of amounts held in the capital reinvestment account, and a similar fund held by the West Virginia Racing Commission to be used for racetrack capital improvements, are included in gaming revenues during the period in which approved qualifying expenditures are made.  Excess qualifying expenditures may be carried forward for recoupment in future periods, subject to certain statutory limitations.  During 2003, the Company has recognized state surcharges of $7,109 and recoupments of $3,681 as elements of reported gaming revenue.

Gaming purse expense represents payments made to greyhound owners to supplement pari-mutuel purses, as required by law, which represent 14% of NTI up to the base amount, and 8% of the excess NTI over the base amount after the 10% surcharge is applied.  The Company accrues gaming purse expense ratably during the year, based upon estimates of the actual amounts expected to be paid in each state fiscal year.

Under annually renewable licenses granted by the State of West Virginia Racing Commission, the Company conducts live racing events and simulcasts races from other racetrack facilities.  The Company operated 391, 411 and 422 live racing events and simulcasted 719, 723 and 724 events during 2003, 2002 and 2001, respectively.  The Commission has approved the Company’s 396 live racing events for the 2004 meet.

Pari-mutuel revenue represents the Company’s commissions earned from on-site pari-mutuel wagering during live racing and simulcasting, net of state pari-mutuel taxes and simulcast commissions paid.  These commissions are calculated as specified by applicable state statutes based on percentages applied to various types of pari-mutuel wagering pools.  State pari-mutuel taxes and simulcast commissions paid are based on specified percentages of the wagering pools. The Company also receives commissions for its events, which are simulcast to other racetrack facilities.  These commissions are based upon contractual percentages of amounts wagered or stated amounts per performance.  A portion of the Company’s pari-mutuel revenue and interest earned thereon are restricted by statute for capital improvements and other specific uses, and are deposited in a segregated account.  Restricted commissions amounted to $380, $435 and $469 in 2003, 2002 and 2001, respectively.  At December 31, 2003 the Company had made unreimbursed qualifying expenditures of $30,543, which are reimbursable from future restricted commissions earned.

Pari-mutuel purse expense represents statutory and contractual percentages of pari-mutuel handle paid by the Company to greyhound owners and kennel operators.

Food and beverage and lodging revenue is recognized at the time of the sale to customers and does not include the retail value of food and beverage and lodging rooms provided gratuitously to customers.

4.                                  Intangible assets

Intangible assets at December 31, 2003 and 2002 are comprised of the following:

	December 31, 2003	December 31, 2002	Estimated Life

Gaming license	$64,283	$64,283	Indefinite
Racing license	1,636	1,636	Indefinite
Licenses	$65,919	$65,919
Goodwill	$32,221	$32,221	Indefinite
Non-compete covenant	15,000	15,000	5 years
Less: accumulated amortization	(6,098)	(3,098)
	$8,902	$11,902
Trade name	$1,539	$1,539	Indefinite
Customer relationships	778	778	20 years
Less: accumulated amortization	(79)	(39)
Other	40	40	Indefinite
Other intangible assets	$2,278	$2,318

The Company amortizes its finite lived intangibles over their estimated lives on a straight line basis.  Amortization expense of $3,039, $3,039, and $99 was recorded during 2003, 2002, and 2001, respectively.  Estimated amortization expense for the next five years is $3,039 for years 2004  and 2005, $2,941 for 2006 and $39 for 2007 and 2008.

5.                                      Property and equipment, net

	Estimated life	December 31,
	in years	2003	2002

Land	n/a	$1,865	$1,865
Land Improvements	15	7,966	3,027
Buildings and improvements	10 - 31	77,756	30,339
Equipment	3 - 10	34,476	21,178
Construction in progress	n/a	90	18,692

		122,153	75,101
Less: accumulated depreciation		25,845	19,256

		$96,308	$55,845

Depreciation expense was $6,589, $4,444, and $3,598 for the years ended December 31, 2003, 2002 and 2001, respectively.

6.                                      Long-term debt

On December 19, 2001, the Company issued $125,000 in unsecured Senior Notes.  The Senior Notes bear interest at 10.125%, payable semi-annually in June and December, and mature on December 15, 2009. Issuance costs totaling $6,001 were incurred in connection with the Senior Notes and are being amortized on a straight-line basis over the term thereof.  Amortization is included with interest expense and amounted to $753 in 2003 and $726 in 2002.  The related debt agreement requires the Company to comply with certain covenants, which include limitations on additional debt, restrictions on distributions to, and other transactions with, affiliates and certain investments.  The Senior Notes are fully and unconditionally guaranteed by all of the Company’s subsidiaries on a joint and several basis.  The subsidiaries, WDRA Food Service, Inc. and Wheeling Land Development Corp., were inactive during 2003, 2002, and 2001.  At December 31, 2003, aggregate total subsidiary assets totaled $673 and consisted of land.

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

Also in December 2001, the Company executed a $40,000 secured Revolving Credit Facility (Revolver) with a bank group.  On August 29, 2003, the Company executed an increase in the available commitment under the Revolver from $40,000 to $50,000.  As of December 31, 2003, the Company had drawn $34,000 against the Revolver.  The Revolver includes a $5,000 letter of credit component, and is secured by the assets of the Company.  Interest is based on LIBOR plus a stated percentage or, at the Company’s option, the lead bank’s commercial base rate plus a stated percentage.  At December 31, 2003, the lowest applicable rate was 3.87%.  A commitment fee is payable quarterly on the unused balance.  The Revolver provides for quarterly reductions of $3,125 to the commitment beginning in December 2003 and continuing until the commitment is reduced to $25,000 at September 30, 2005.  At December 31, 2003 the commitment balance was $46,875.  The Revolver matures in December 2006.  The related debt agreement requires the Company to comply with certain covenants, which include limitations on additional debt, restrictions on distributions to, and other transactions with, affiliates, a maximum leverage ratio, a minimum cash flow coverage ratio and limitations on certain investments.  Issuance costs totaling $427 were incurred in connection with the Revolver and are being amortized over its term.  Amortization, including amounts associated with the Company’s prior Revolving Credit Facility, totaling $86 for 2003, $85 for 2002 and $246 for 2001, is included with interest expense.

The Company is in full compliance with all covenants.

7.                                      Shareholder’s equity

	Common Stock	Additional Paid-in capital	Retained Earnings	Total

Balance at December 31, 2000	$1	$11,830	$6,986	$18,817

Net income – January 1, 2001 through December 19, 2001			6,440	6,440

Less: Stock Purchase Transaction (Note 2)		(5,915)	(6,714)	(12,629)

Balance at December 19, 2001	1	5,915	6,712	12,628

Net income – December 20 - 31, 2001			19	19

Balance at December 31, 2001	$1	$5,915	$6,731	$12,647

Net income			14,841	14,841

Balance at December 31, 2002	$1	$5,915	$21,572	$27,488

Net income			15,392	15,392

Less: Dividends Paid			(12,000)	(12,000)

Balance at December 31, 2003	$1	$5,915	$24,964	$30,880

8.                                      Income tax expense (benefit)

The provision for income taxes consists of the following:

	2003	2002	2001

Current federal tax expense
(benefit)	$2,610	$10,021	$2,708

Deferred federal tax expense
(benefit)	5,715	(1,718)	605

	$8,325	$8,303	$3,313

During 2002 the Internal Revenue Service (IRS) completed a review of the Company’s federal income tax returns for 1999, 2000, and 2001.  For income tax purposes, the Company agreed to capitalize a portion of the management incentive fees previously deducted in those years and which the IRS considered to be attributable to various projects of a long-term nature.  Such amounts will be amortized over periods of up to seven years.  In addition, the Company agreed to extend the depreciable life of its gaming machines, for tax purposes only, from five to seven years. As a result of these adjustments, the Company recorded a current tax provision and a deferred tax benefit of $2,442 during 2002.  The future tax benefit of these income tax adjustments has been reflected as a component of deferred income taxes in the accompanying balance sheets.

The Company is not subject to state income tax.

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory rate to income before income tax as a result of the following:

	2003	2002	2001

Income tax at statutory rate	$8,301	$8,100	$3,322
Other adjustments	24	203	(9)

Income tax expense	$8,325	$8,303	$3,313

Deferred tax assets (liabilities) consist of the following:

	2003	2002

Current deferred tax assets	$154	$92

Property and equipment	(5,358)	459
Licenses	(23,072)	(23,072)
Other intangibles	(783)	(797)
Other	(94)	(120)
Net non-current deferred tax liabilities	(29,307)	(23,530)

Net deferred tax liabilities	$(29,153)	$(23,438)

9.                                      Related party transactions

Through December 19, 2001, pursuant to service agreements between the Company and Sportsystems and WHX that terminated upon consummation of the Stock Purchase Transaction, Sportsystems and WHX provided various administrative and management services for which they were compensated, primarily in the form of a management incentive fee.  The management incentive fee was calculated based upon operating revenues for the preceding year, and was not subject to a stated minimum or maximum amount.  Expenses totaling $25,521 are presented as management fees in 2001.

Effective December 20, 2001, the Company entered into an administrative services agreement and a tax sharing agreement with Sportsystems and DNC.  Pursuant to the administrative services agreement, the Company pays an annual administrative services fee equal to the greater of 1.5% of the preceding year’s total operating revenues or $1,200 for certain support services provided to the Company.  During 2003, 2002 and 2001, the Company recorded administrative services fees of $1,452, $1,251 and $39, respectively.  Pursuant to the tax sharing agreement, the Company pays DNC the amount of tax that would be payable by the Company if it had filed a separate consolidated federal income tax return on a stand alone basis.

The Company invests its excess cash in a segregated account administered by DNC under its centralized cash management program.  At December 31, 2003 and 2002, the Company had $434 and $2,007 invested with DNC, respectively.  During 2003, 2002 and 2001, respectively, the Company earned interest income of $16, $134, and $81.

On September 26, 2003, the Company paid a cash dividend of $12,000 to Sportsystems.

10.                               Retirement plans

All employees participate in a retirement savings plan administered by DNC.  Non-union employees are entitled to share in a discretionary Company contribution to this plan.  Union employees also participate in a union-sponsored defined contribution plan.  Total expense relating to the retirement plans was $286 in 2003, $144 in 2002, and $227 in 2001.

Pursuant to the Lottery Act, 0.5% of NTI is deposited to the retirement savings plan on behalf of all employees.  Such amounts are not included as an element of the Company’s expenses.

11.                               Commitments

In connection with its pari-mutuel operations, the Company leases totalisator services, video, and peripheral equipment under agreements expiring at various dates through 2006.  Expense related to such services is determined primarily as a percentage of the pari-mutuel handle or stated amounts per performance.  During 2003, 2002 and 2001, this expense totaled $711, $788 and $835, respectively.

In connection with its gaming operations, the Company leases 116 slot machines and obtains maintenance services for these and other gaming machines from Autotote Systems, Inc.   Such expense was $1,008 in 2003, $1,082 in 2002, and $1,230 in 2001.

12.                               Litigation

The Company is party to a number of pending legal proceedings in the ordinary course of business, although management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on the Company’s financial condition or results of operations.

13.                               Risks and uncertainties

The Company’s operations are subject to extensive government regulations and could be subjected at any time to additional or more restrictive regulations.  The Company is subject to the provisions of the West Virginia Racing Act, which governs the conduct of greyhound racing in West Virginia, and the West Virginia Racetrack Video Lottery Act (the Lottery Act), which under the regulatory control of the West Virginia Lottery Commission, governs the operation of video lottery terminals in West Virginia.  Specifically, the Lottery Act provides that only licensed greyhound or horse racing facilities that were licensed prior to January 1, 1994 and conduct a minimum number of days of live racing may offer video lottery gaming.  Accordingly, the Company must comply fully with regulations of the Racing Commission to qualify for its license under the Lottery Act and maintain its video lottery gaming operations.

The Company’s ability to remain in business depends upon its continued ability to operate in compliance with all applicable gaming and racing laws and regulations, including the acquisition and maintenance of several licenses and permits.  The Lottery Act requires that the Company be subject to a written agreement with the dog owners, breeders, and trainers who race greyhounds at its facility. The Company is a party to the requisite agreements with the kennels that operate at its facility. The Lottery Act also requires that the Company be subject to an agreement with the pari-mutuel clerks who work at its facility.  This requirement is satisfied by a letter sent to the Lottery Commission annually, which states that such agreement exists.  The Company’s material licenses are subject to annual or other periodic renewal and governmental authorities may refuse to grant the Company the licenses necessary to continue to operate its existing facility.  In addition, the Company may be investigated by either the Racing Commission or the Lottery Commission at any time.  Should either body consider the Company to be in violation of any applicable laws or regulations, each has the plenary authority to suspend or rescind the Company’s licenses.  The Company believes that it is in full compliance with all relevant regulations.

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