Form 10-Q
period 2004-03-28
WHEELING ISLAND GAMING INC
filed 2004-05-11
CIK 1166041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 28, 2004

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

WHEELING ISLAND GAMING, INC.

Consolidated Balance Sheets

($000’s omitted, except per share amounts)

	March 28, 2004 Unaudited	December 31, 2003

Assets

Current assets:
Cash and cash equivalents	$7,640	$9,517
Receivables	5,257	6,885
Prepaid expenses and other assets	1,543	1,190
Prepaid income taxes	—	2,390
Deferred income taxes	154	154

Total current assets	14,594	20,136

Property and equipment, net	94,766	96,308
Licenses	65,919	65,919
Goodwill	32,221	32,221
Non-compete covenant	8,151	8,902
Other intangible assets	2,270	2,278
Debt issuance costs	4,542	4,752

	222,463	230,516

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	1,211	4,583
Accrued expenses	8,307	6,746
Income taxes payable	2,030	—

Total current liabilities	11,548	11,329

Long-term debt	146,500	159,000
Deferred income tax	29,464	29,307

Total liabilities	187,512	199,636

Shareholders’ equity:
Common stock, $1 par value, 500 shares authorized, issued and outstanding in 2004 and 2003, respectively	1	1
Additional paid-in capital	5,915	5,915
Retained earnings	29,035	24,964

Total shareholders’ equity	34,951	30,880

	$222,463	$230,516

WHEELING ISLAND GAMING, INC.

Consolidated Statements of Income

($000’s omitted)

Unaudited

	Three Months Ended
	March 28, 2004	March 30, 2003

Operating revenue:
Gaming revenue	$23,726	$17,886
Pari-mutuel revenue	1,898	1,901
Food & beverage revenue	1,733	1,057
Lodging revenue	623	—
Other revenue	344	226
	28,324	21,070

Operating expenses:
Purse expense	5,112	4,216
Gaming expenses	1,816	1,096
Pari-mutuel expenses	796	918
Food & beverage expenses	1,814	1,078
Lodging expenses	326	—
Other expenses	95	—
Marketing and promotions	1,316	1,271
Facilities and maintenance	2,430	1,441
General and administrative	1,569	1,147
Depreciation and amortization	3,086	1,948

	18,360	13,115

Operating income	9,964	7,955
Interest expense, net	(3,706)	(3,256)
Income before income tax	6,258	4,699
Income tax expense	2,187	1,644

Net Income	$4,071	$3,055

WHEELING ISLAND GAMING, INC.

Consolidated Statements of Cash Flows

($000’s omitted)

Unaudited

	Three Months Ended
	March 28, 2004	March 30, 2003
Cash flows relating to operating activities:
Net Income	$4,071	$3,055
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	3,086	1,948
Other	366	540
Change in assets and liabilities:
Receivables	1,628	132
Prepaid expenses and other assets	(353)	(198)
Prepaid income taxes	2,390	1,067
Accounts payable	(3,372)	(1,880)
Accrued expenses	1,561	2,602
Income taxes payable	2,030	1,314

Net cash provided by operating activities	11,407	8,580

Cash flows relating to investing activities:
Payments for capital expenditures	(784)	(11,937)

Cash flows relating to financing activities:
Proceeds from long-term borrowings	—	3,000
Repayment of long-term borrowings	(12,500)	—
Net cash (used in) provided by financing activities	(12,500)	3,000

Net decrease in cash	(1,877)	(357)

Cash balances:
Beginning of year	9,517	9,014

End of period	$7,640	$8,657

Supplemental disclosure:
Cash paid (refunded) during the period for -
Income taxes	$(2,390)	$(1,067)

Interest	$404	$299

WHEELING ISLAND GAMING, INC.

Notes to Consolidated Financial Statements

($000’s omitted)

1.                                      Business and ownership

Wheeling Island Gaming, Inc. is a wholly owned subsidiary of Sportsystems Corporation (Sportsystems).  Sportsystems is a wholly owned subsidiary of Delaware North Companies, Incorporated (DNC).

2.                                      Basis of presentation

The consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X.  In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Wheeling Island Gaming, Inc. and its subsidiaries (the Company).  The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes of the Company for the year ended December 31, 2003, as included in the Company’s Form 10-K filed on March 29, 2004.

The fiscal year of the Company begins on January 1 and ends on December 31.  Fiscal quarters of the Company end on the Sunday nearest March 31, June 30, and September 30, respectively.  The three-month period ended March 28, 2004 consisted of 88 days, and the three-month period ended March 30, 2003 consisted of 89 days.

3.                                      Income Taxes

The provision for income taxes consists of the following:

	2004	2003

Current federal tax expense	$2,030	$1,314

Deferred federal tax expense	157	330

	$2,187	$1,644

Federal income taxes included in the accompanying balance sheets at March 28, 2004 and December 31, 2003 are due to or receivable from DNC, as applicable.

The Company is not subject to state income tax.

4.                                      Related Party Transactions

Pursuant to an administrative services agreement with Sportsystems and DNC, the Company pays an annual administrative services fee equal to the greater of 1.5% of the preceding year’s total operating revenues or $1,200 for certain support services provided to the Company.  During the three-month period ended March 28, 2004 and March 30, 2003, the Company recorded administrative services fees of $427 and $363, respectively.

The Company invests its excess cash in a segregated account administered by DNC under its centralized cash management program.  At March 28, 2004 and March 30, 2003, the Company had $241 and $631 invested in this program, respectively.  During the three-month periods ended March 28, 2004 and March 30, 2003, the Company recorded interest income of $2 and $10, respectively.

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

Recent Developments

We recently entered into separate agreements with three of our executive employees relating to the terms of their employment with the Company.  Copies of these agreements are filed as exhibits hereto.

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

The total cost of designing, developing, constructing and equipping the Wheeling Island expansion was approximately $69.0 million, including $0.6 million of cost adjustments recorded in 2004.

Results of Operations

Three Months Ended March 28, 2004 Compared to Three Months Ended March 30, 2003

Gaming revenues were $23.7 million for the three months ended March 28, 2004, an increase of $5.8 million, or 32.7%, from $17.9 million for the three months ended March 30, 2003.  The increase was due to the increased gaming activity associated with the June 26, 2003 opening of the Wheeling Island expansion and the expanded use of the Preferred Players Club and a $0.8 million decrease in the redemption of Preferred Player’s Club points and coupons for cash.  The Wheeling Island expansion increased the number of slot machines from 1,630 to 2,200 and added new lodging, food and beverage and entertainment amenities to the Wheeling Island complex.  The opening of the Wheeling Island expansion resulted in higher levels of gaming activity and increased membership in the Preferred Players Club from 190,575 at March 30, 2003 to 264,316 at March 28, 2004.  In the first quarter last year cash coupons were provided to Preferred Players Club members based on their level of play.  All cash redemptions of points earned by members in our Preferred Players Club and the redemption of cash coupons provided to Preferred Players Club members are recognized as reductions in gaming revenues.  Total cash redemptions were $0.8 million for the three months ended March 28, 2004, a decrease of $0.8 million or 50.9% from $1.6 million for the three months ended March 30, 2003.  The decrease in cash redemptions in spite of increased membership in the Preferred Players Club is due to the elimination of cash coupons provided to Preferred Players Club members beginning in September 2003.

Pari-mutuel revenues for the quarter ended March 28, 2004 were $1.9 million, or unchanged from the same quarter last year.

Food and beverage revenues for the three months ended March 28, 2004 were $1.7 million, an increase of $0.6 million, or 64.0%, from $1.1 million for the three months ended March 20, 2003.  The increase in food and beverage revenues is due primarily to the opening of a new fine dining restaurant, a casual dining restaurant, a food court and two bar areas in connection with the Wheeling Island expansion offset partially by the increase in the number of food and beverage complimentaries provided to Preferred Players Club members through point redemptions and coupons.

Lodging revenues were $0.6 million for the quarter ended March 28, 2004.  Lodging revenues represent all revenues associated with the 151-room hotel that opened on June 26, 2003.

Other revenues were $0.3 million for the three months ended March 28, 2004, an increase of $0.1 million, or 52.2% from $0.2 million for the three months ended March 30, 2003.  The increase in other revenues is due primarily to increased retail revenues associated with the June 26, 2003 opening of the new gift shop and increased ATM fee income related to the increase in gaming activity.

Purse expenses were $5.1 million for the three months ended March 28, 2004, an increase of $0.9 million, or 21.3%, from $4.2 million for the three months ended March 30, 2003.  The increase was due to a $0.9 million increase in gaming purse expense associated with an increase in net terminal income to $43.9 million for the three months ended March 28, 2004 from $34.8 million for the three months ended March 30, 2003.

Gaming expenses were $1.8 million for the quarter ended March 28, 2004, an increase of $0.7 million, or 65.7% from $1.1 million for the same quarter last year.  The increase in gaming expenses is due primarily to a $0.8 million increase in gaming payroll costs associated with the Wheeling Island expansion, which increased the number of slot machines from 1,630 to 2,200 on June 26, 2003 and the recording of $0.1 million of gaming expense resulting from cash shortages offset partially by a $0.1 million decrease in contracted services costs.

Pari-mutuel expenses were $0.8 million for the three months ended March 28, 2004, a decrease of $0.1 million, or 13.3%, from $0.9 million for the three months ended March 30, 2003.  The decrease in pari-mutuel expenses is due primarily to lower expenses associated with the planned decrease in the number of live racing performances during the three-month period ended March 28, 2004 as compared to the same three months last year.

Food and beverage expenses for the quarter ended March 28, 2004 were $1.8 million, an increase of $0.7 million, or 68.3%, from $1.1 million for the same quarter last year.  The increase in food and beverage expenses is due principally to a $0.5 million increase in payroll costs related to the opening of a new fine dining restaurant, a casual restaurant, a food court and two bar areas on

June 26, 2003, and a $0.2 million increase in cost of sales associated with the increase in food and beverage revenues during the quarter.

Lodging expenses were $0.3 million for the three months ended March 28, 2004.  Lodging expenses represent all expenses directly related to the operation of the 151-room hotel, which opened on June 26, 2003.

Other expenses were $0.1 million for the quarter ended March 28, 2004.  Other expenses represent retail and entertainment costs related to the new retail shop and multi-purpose showroom, which opened on June 26, 2003.

Marketing and promotions expenses of $1.3 million for the quarter ended March 28, 2004 were unchanged from the same quarter last year.

Facilities and maintenance expenses were $2.4 million for the three months ended March 28, 2004, an increase of $1.0 million, or 68.6%, from $1.4 million for the three months ended March 30, 2003.  The increase in facilities and maintenance expense is due primarily to a $0.3 million increase in security and cleaning payroll costs, a $0.3 million increase in real property and personal property taxes, a $0.2 million increase in insurance premiums paid for liability and property coverage and a $0.2 million increase in utilities expense related to the opening of the Wheeling Island expansion.

General and administrative, or G&A, expenses were $1.6 million for the quarter ended March 28, 2004, an increase of $0.5 million, or 36.8%, from $1.1 million for the quarter ended March 30, 2003.  The increase in G&A expense was due primarily to a $0.2 million increase in payroll costs related to staff additions associated with the opening of the Wheeling Island expansion, a $0.1 million increase in other professional services costs and a $0.1 million increase in administrative services fees paid to the shareholder.

Depreciation and amortization expenses for the three months ended March 28, 2004 were $3.1 million, a $1.2 million, or 58.4%, increase from $1.9 million for the same three months last year.  The increase was due to the increased depreciation expense associated with $66.1 million of assets that were added to our buildings, improvements and equipment accounts during the twelve months ended March 28, 2004, including $63.6 million of assets related to the Wheeling Island expansion.

Interest expense was $3.7 million for the quarter ended March 28, 2004, an increase of $0.4 million, or 13.8%, from $3.3 million for the quarter ended March 30, 2003.  The $0.4 million increase is due principally to $0.4 million of increased interest expense associated with the $17.0 million increase in borrowings under the revolving credit facility for the three months ended March 28, 2004 when compared to the same three months last year.

Income tax expense for the three months ended March 28, 2004 was $2.2 million, an increase of $0.6 million, or 33.0%, from $1.6 million for the three months ended March 30, 2003 based on a 35% income tax rate for both quarters.  The increase was directly attributable to the $1.6 million increase in income before income taxes from $4.7 million for the three months ended March 30, 2003 to $6.3 million for the three months ended March 28, 2004.

Liquidity and Capital Resources

As of March 28, 2004, the Company had cash and cash equivalents of $7.6 million.  The Company’s principal source of liquidity during the quarter ended March 28, 2004 consisted of cash provided by operating activities.  The Company’s source of liquidity for the quarter ended March 30, 2003 consisted of cash provided by operating activities and cash provided by financing activities.  The cash provided by operating activities for the quarter ended March 28, 2004 was

$11.4 million, a $2.8 million increase from $8.6 million for the quarter ended March 30, 2003.  The $2.8 million increase was due to a $1.0 million increase in net income, a $1.0 million increase in non-cash adjustments including depreciation and amortization and a $0.9 million decrease in the change in working capital, due primarily to lower receivables.

Cash used in investing activities for the quarter ended March 28, 2004 was $0.8 million, a decrease of $11.1 million from $11.9 million for the quarter ended March 30, 2003.  The decrease in cash used for investing activities was due to the $11.1 million decrease in capital expenditures relating to the Wheeling Island expansion.

Cash used in financing activities for the quarter ended March 28, 2004 was $12.5 million, or $15.5 million lower than the $3.0 million of cash provided by financing activities for the quarter ended March 30, 2003.  The $15.5 million decrease in cash provided by (used in) financing activities is due to the $12.5 million of repayments made under our revolving credit facility during the quarter ended March 28, 2004 as compared to the $3.0 million of borrowings made under our revolving credit facility during the quarter ended March 30, 2003.  As of March 28, 2004 we have drawn $21.5 million against the revolver and the total commitment balance was $43.8 million.

We believe our future cash provided by operating activities, as well as the availability under our revolving credit facility, will provide sufficient funding for our future working capital needs and capital expenditures.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

None.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officers and principal financial officer, has carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on such evaluation, the Company’s principal executive officers and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be disclosed by the Company in this quarterly report on Form 10-Q was recorded, processed, summarized, disclosed and reported within the time periods specified by the rules of the Securities and Exchange Commission.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that are filed under the Exchange Act is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any significant changes to the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Vault Accounting and Gaming Control

During the fiscal quarter ended March 28, 2004, we performed a reconciliation of cash on hand to the expected balance which revealed a shortfall of $0.1 million.  As a result, a provision of $0.1 million has been made to gaming expense for such quarter.  Management is evaluating, and continuing to implement procedural changes to, its vault accounting process and has expanded its internal control review to further enhance our gaming controls.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

The kennels for some of the racing greyhounds that participate in our racing meets were relocated to Brooke County, West Virginia during the 2002 calendar year.  The County Commission of Brooke County, West Virginia, is claiming an entitlement to a portion of the revenue generated by our gaming and pari-mutuel racing operations in Ohio County by virtue of the location of our kennel compound in Brooke County.  The Brooke County Commission threatened to take legal action to obtain those revenues, or in the alternative, to enjoin the continued operation of our kennels in Brooke County because of their construction without prior approval in a local option election.  It is our position that Brooke County is not entitled to a share of our gaming and pari-mutuel racing revenues.  In addition, the construction and operation of our kennels was approved by the West Virginia Racing Commission.  On February 25, 2004, we commenced an action in the Circuit Court of Kanawha County, West Virginia, which names the Brooke County Commission, the Ohio County Commission and the West Virginia Racing Commission as defendants.  The action seeks a declaratory judgment to confirm that the West Virginia Racing Commission followed all lawful procedures and acted within the scope of its authority when the Racing Commission approved the construction and operation of our kennels, that the local option election contended for by the Brooke County Commissioners was not required, and that Brooke County is only entitled to receive the property tax revenue associated with the kennel facility.

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

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit 10.1	Employment agreement dated April 27, 2004 between Wheeling Island Gaming, Inc. and Geoff Andres.
	Exhibit 10.2	Employment agreement dated April 14, 2004 between Wheeling Island Gaming, Inc. and James Rafferty.
	Exhibit 10.3	Employment agreement dated April 30, 2004 between Wheeling Island Gaming, Inc. and Eric Persson.
	Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed a Form 8-K dated April 1, 2004 to report the issuance of a press release announcing its financial results for the fiscal year ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELING ISLAND GAMING, INC.
(Registrant)

Date:	May 11, 2004	By:	/s/ Michael D. Corbin
Michael D. Corbin
Vice President of Finance
(principal financial officer and chief accounting officer)