Form 10-Q
period 2004-06-27
WHEELING ISLAND GAMING INC
filed 2004-08-10
CIK 1166041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 27, 2004

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

WHEELING ISLAND GAMING, INC.

Consolidated Balance Sheets

($000’s omitted, except per share amounts)

	June 27, 2004 Unaudited	December 31, 2003

Assets

Current assets:
Cash and cash equivalents	$11,317	$9,517
Receivables	7,880	6,885
Prepaid expenses and other assets	1,549	1,190
Prepaid income taxes	—	2,390
Deferred income taxes	154	154

Total current assets	20,900	20,136

Property and equipment, net	93,600	96,308
Licenses	65,919	65,919
Goodwill	32,221	32,221
Non-compete covenant	7,402	8,902
Other intangible assets	2,230	2,278
Debt issuance costs & other	4,332	4,752

	226,604	230,516

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	5,814	4,583
Accrued expenses	5,283	6,746
Income taxes payable	1,689	—

Total current liabilities	12,786	11,329

Long-term debt	144,000	159,000
Deferred income tax	29,630	29,307

Total liabilities	186,416	199,636

Shareholders’ equity:
Common stock, $1 par value, 500 shares authorized, issued and outstanding in 2004 and 2003, respectively	1	1
Additional paid-in capital	5,915	5,915
Retained earnings	34,272	24,964

Total shareholders’ equity	40,188	30,880

	$226,604	$230,516

WHEELING ISLAND GAMING, INC.

Consolidated Statements of Income

($000’s omitted)

Unaudited

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Operating revenue:
Gaming revenue	$26,596	$21,820	$50,322	$39,706
Pari-mutuel revenue	2,140	2,144	4,038	4,045
Food & beverage revenue	2,164	1,276	3,897	2,333
Lodging revenue	715	68	1,338	68
Other revenue	505	265	849	491
	32,120	25,573	60,444	46,643
Operating expenses:
Purse expense	5,803	5,069	10,915	9,285
Gaming expenses	1,966	1,413	3,782	2,509
Pari-mutuel expenses	963	975	1,759	1,893
Food & beverage expenses	2,395	1,654	4,209	2,732
Lodging expenses	298	110	624	110
Other expenses	134	58	229	58
Marketing and promotions	2,423	1,728	3,739	2,999
Facilities and maintenance	2,260	1,596	4,690	3,037
General and administrative	1,674	1,475	3,243	2,622
Depreciation and amortization	2,762	1,962	5,848	3,910

	20,678	16,040	39,038	29,155

Operating income	11,442	9,533	21,406	17,488
Interest expense, net	(3,402)	(3,257)	(7,108)	(6,513)
Other income	22	—	22	—
Income before income tax	8,062	6,276	14,320	10,975
Income tax expense	2,825	2,196	5,012	3,840

Net Income	$5,237	$4,080	$9,308	$7,135

WHEELING ISLAND GAMING, INC.

Consolidated Statements of Cash Flows

($000’s omitted)

Unaudited

	Six Months Ended
	June 27, 2004	June 29, 2003

Cash flows relating to operating activities:
Net Income	$9,308	$7,135
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	5,848	3,910
Other	772	1,056
Change in assets and liabilities:
Receivables	(995)	(2,316)
Prepaid expenses and other assets	(359)	(451)
Prepaid income taxes	2,390	1,067
Accounts payable	1,231	87
Accrued expenses	(1,463)	143
Income taxes payable	1,689	604

Net cash provided by operating activities	18,421	11,235

Cash flows relating to investing activities:
Payments for capital expenditures	(1,621)	(23,454)

Cash flows relating to financing activities:
Proceeds from long-term borrowings	—	14,500
Repayment of long-term borrowings	(15,000)	—
Net cash (used in) provided by financing activities	(15,000)	14,500

Net increase in cash	1,800	2,281

Cash balances:
Beginning of period	9,517	9,014

End of period	$11,317	$11,295

Supplemental disclosure:
Cash paid during the period for -
Income taxes	$610	$1,533

Interest	$6,749	$6,724

WHEELING ISLAND GAMING, INC.

Notes to Consolidated Financial Statements

($000’s omitted)

1.                                      Business and ownership

Wheeling Island Gaming, Inc. is a wholly owned subsidiary of Sportsystems Corporation (Sportsystems).  Sportsystems is a wholly owned subsidiary of Delaware North Companies, Incorporated (DNC).

2.                                      Basis of presentation

The consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X.  In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Wheeling Island Gaming, Inc. and its subsidiaries (the Company).  The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes of the Company for the year ended December 31, 2003, as included in the Company’s Form 10-K filed on March 29, 2004.  Certain prior year amounts have been reclassified.

The fiscal year of the Company begins on January 1 and ends on December 31.  Fiscal quarters of the Company end on the Sunday nearest March 31, June 30, and September 30, respectively.  The three-month and six-month periods ended June 27, 2004 consisted of 91 days and 179 days respectively.  The three-month and six-month periods ended June 29, 2003 consisted of 91 days and 180 days, respectively.

3.                                      Income Taxes

The provision for income taxes consists of the following:

	2004	2003

Current federal tax expense	$4,689	$3,204

Deferred federal tax expense	323	636

	$5,012	$3,840

Federal income taxes included in the accompanying balance sheets at June 27, 2004 and December 31, 2003 are due to or receivable from DNC, as applicable.

The Company is not subject to state income tax.

4.                                      Related Party Transactions

Pursuant to an administrative services agreement with Sportsystems and DNC, the Company pays an annual administrative services fee equal to the greater of 1.5% of the preceding year’s total operating revenues or $1,200 for certain support services provided to the Company.  During the three-month periods ended June 27, 2004 and June 29, 2003, the Company recorded administrative services fees of $427 and $363, respectively.  During the six-month periods ended June 27, 2004 and June 29, 2003, the Company recorded administrative services fees of $854 and $726, respectively.

The Company invests its excess cash in a segregated account administered by DNC under DNC’s centralized cash management program.  At June 27, 2004 and June 29, 2003, the Company had $306 and $1 invested in this program, respectively.  During the three-month periods ended June 27, 2004 and June 29, 2003, the Company recorded interest income of $3 and $2, respectively.  During the six-month periods ended June 27, 2004 and June 29, 2003 the Company recorded interest income of $5 and $12, respectively.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that we “expect”, “estimate”, “anticipate”, or “believe” and all other statements concerning future financial results, product or service offerings or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of applicable securities legislation and regulations.  Forward-looking statements involve known and unknown factors, risks and uncertainties that may cause our actual results in future periods to differ materially from those expressed in any forward-looking statements.

Recent Developments

On July 5, 2004, legislation was enacted in Pennsylvania permitting the introduction of slot machine gaming in that state. The newly enacted law provides for the establishment of a state gaming control board that will award fourteen licenses to operate slot machine gaming in Pennsylvania. The legislation authorizes the state gaming control board to award a maximum of eight slot machine licenses to licensed racetrack operators in the state. The remaining licenses will be awarded to non-racetrack operators.

Our primary market consists of the 150-mile radius around Wheeling and includes the western Pennsylvania market area that includes Pittsburgh and the eastern Ohio cities of Canton, Akron and Columbus.  Slot machine operators that are awarded licenses in western Pennsylvania will compete directly with us for customers in our market.  Although we can not be certain when licenses will be granted, we expect that the introduction of slot machine gaming in this market will have a material adverse affect on our business, financial condition and result of operations.

In accordance with the Company’s accounting policy, management is assessing whether the carrying value of the Company’s long-lived assets including goodwill and other intangible assets might be impaired.  It is not currently possible to reasonably determine the amount of any impairment.

General

We own and operate Wheeling Island Racetrack & Gaming Center, or Wheeling Island, a premier gaming and entertainment complex located in Wheeling, West Virginia.  Wheeling Island features 2,382 slot machines, a hotel, showroom, greyhound racetrack, pari-mutuel wagering on live greyhound racing and simulcast greyhound, thoroughbred and harness racing and various dining venues.

On June 26, 2003, the Wheeling Island expansion was completed and opened for gaming.  The gaming and hotel expansion is connected to our existing gaming facility.  The opening of the Wheeling Island expansion increased the number of slot machines from 1,630 to 2,200 and added the following amenities to the Wheeling Island complex:

•                  a 151-room hotel;

•                  one fine dining restaurant, one casual dining restaurant, a food court and bar and lounge areas;

•                  a 600-seat multi-purpose showroom; and

•                  180 covered parking spaces plus additional outdoor parking spaces.

The total cost of designing, developing, constructing and equipping the Wheeling Island expansion was approximately $69.0 million.

Results of Operations

Three Months Ended June 27, 2004 Compared to Three Months Ended June 29, 2003

Gaming revenues were $26.6 million for the three months ended June 27, 2004, an increase of $4.8 million, or 21.9%, from $21.8 million for the three months ended June 29, 2003.  The increase was due to the increased gaming activity associated with the full three-month impact of the opening of the Wheeling Island expansion and the expanded use of the Preferred Players Club, and a $0.9 million decrease in the redemption of Preferred Player’s Club points and coupons for cash.  The Wheeling Island expansion increased the number of slot machines from 1,630 to 2,200 and added new lodging, food and beverage, and entertainment amenities to the Wheeling Island complex.  The Wheeling Island expansion opened on June 26, 2003 and was only open for four days during the three months ended June 29, 2003.  The full three-month impact of the Wheeling Island expansion resulted in higher levels of gaming activity and increased membership in the Preferred Players Club from 215,781 at June 29, 2003 to 284,289 at June 27, 2004.  In the second quarter last year, cash coupons were provided to Preferred Players Club members based on their level of play.  All cash redemptions of points earned by members in our Preferred Players Club and the redemption of cash coupons provided to Preferred Players Club members are recognized as reductions in gaming revenues.  Total cash redemptions were $0.9 million for the three months ended June 27, 2004, a decrease of $0.9 million or 46.3%, from $1.8 million for the three months ended June 29, 2003.  The decrease in cash redemptions despite increased membership in the Preferred Players Club was due to the elimination of cash coupons provided to Preferred Players Club members beginning in September 2003.

Pari-mutuel revenues for the quarter ended June 27, 2004 were $2.1 million, or unchanged from the same quarter last year.

Food and beverage revenues for the three months ended June 27, 2004 were $2.2 million, an increase of $0.9 million, or 69.6%, from $1.3 million for the three months ended June 29, 2003.  The increase in food and beverage revenues is due primarily to the opening of a new fine dining restaurant, a casual dining restaurant, a food court and two bar areas in connection with the Wheeling Island expansion, offset partially by the increase in the number of food and beverage complimentaries provided to Preferred Players Club members through point redemptions and coupons.

Lodging revenues were $0.7 million for the quarter ended June 27, 2004, an increase of $0.6 million from $0.1 million for the same quarter last year.  The increase in lodging revenues was due to the full three-month impact of the 151-room hotel that opened on June 26, 2003.

Other revenues were $0.5 million for the three months ended June 27, 2004, an increase of $0.2 million, or 90.6%, from $0.3 million for the three months ended June 29, 2003.  The increase in other revenues was due primarily to increased retail revenues associated with the June 26, 2003 opening of the new gift shop, increased ATM fee income related to the increase in gaming activity, and an increase in the ATM fee charge.

Purse expenses were $5.8 million for the three months ended June 27, 2004, an increase of $0.7 million, or 14.5%, from $5.1 million for the three months ended June 29, 2003.  The increase was due to a $0.8 million increase in gaming purse expense associated with an increase in net terminal income to $49.1 million for the three months ended June 27, 2004, from $42.0 million for the three months ended June 29, 2003.

Gaming expenses were $2.0 million for the quarter ended June 27, 2004, an increase of $0.6 million, or 39.1%, from $1.4 million for the same quarter last year.  The increase in gaming expenses was due primarily to a $0.7 million increase in gaming payroll costs associated with the Wheeling Island Expansion, which increased the number of slot machines from 1,630 to 2,200 on June 26, 2003, offset partially by a $0.2 million decrease in leasing costs associated with a decrease in the number of leased slot machines.

Pari-mutuel expenses for the three months ended June 27, 2004 were $1.0 million, or unchanged from the same quarter last year.

Food and beverage expenses for the quarter ended June 27, 2004 were $2.4 million, an increase of $0.7 million, or 44.8%, from $1.7 million for the same quarter last year.  The increase in food and beverage expenses was due principally to a $0.6 million increase in payroll costs related to the opening of a new fine dining restaurant, a casual restaurant, a food court and two bar areas on June 26, 2003, and a $0.2 million increase in cost of sales associated with the increase in food and beverage revenues during the quarter.

Lodging expenses were $0.3 million for the three months ended June 27, 2004, an increase of $0.2 million from $0.1 million for the three months ended June 29, 2003.  The increase in lodging expenses is directly attributable to the full three-month impact of the 151-room hotel, which opened on June 26, 2003.

Other expenses were $0.1 million for the quarter ended June 27, 2004 and were unchanged from the same quarter last year.

Marketing and promotions expenses were $2.4 million for the three months ended June 27, 2004, an increase of $0.7 million, or 40.2%, from $1.7 million for the three months ended June 29, 2003.  The increase in marketing and promotions expense was due primarily to a $0.5 million increase in costs associated with higher Preferred Players Club point redemptions for non-cash items, increased complimentaries, and a $0.2 million increase in media and advertising expense.

Facilities and maintenance expenses were $2.3 million for the three months ended June 27, 2004, an increase of $0.7 million, or 41.6%, from $1.6 million for the three months ended June 29, 2003.  The increase in facilities and maintenance expense was due primarily to a $0.2 million increase in security and cleaning payroll costs, a $0.2 million increase in real property and personal property taxes, a $0.2 million increase in insurance premiums paid for liability and property coverage and a $0.1 million increase in repairs and maintenance expense related to the full three-month impact of the opening of the Wheeling Island expansion.

General and administrative, or G&A, expenses were $1.7 million for the quarter ended June 27, 2004, an increase of $0.2 million, or 13.4%, from $1.5 million for the quarter ended June 29, 2003.  The increase in G&A expense was due primarily to a $0.1 million increase in other professional services costs and a $0.1 million increase in administrative services fees paid to the shareholder.

Depreciation and amortization expenses for the three months ended June 27, 2004 were $2.8 million, an increase of $0.8 million, or 40.8%, from $2.0 million for the same three months in the prior year.  The increase was due primarily to the increased depreciation expense associated with $63.6 million of Wheeling Island expansion assets that were added to our buildings, improvements and equipment accounts at June 26, 2003.

Interest expense was $3.4 million for the quarter ended June 27, 2004, an increase of $0.1 million, or 4.5%, from $3.3 million for the quarter ended June 29, 2003.  The $0.1 million increase was due principally to the capitalization of $0.2 million of interest expense during the quarter ended June 29, 2003, related to borrowings under our revolving credit facility to fund Wheeling Island expansion expenditures for the six months ended June 29, 2003.

Income tax expense for the three months ended June 27, 2004 was $2.8 million, an increase of $0.6 million, or 28.6%, from $2.2 million for the three months ended June 29, 2003.  The increase was directly attributable to the $1.8 million increase in income before income taxes, from $6.3 million for the three months ended June 29, 2003 to $8.1 million for the three months ended June 27, 2004.  Income tax expense for both periods was based on an effective tax rate of 35.0%.

Six Months Ended June 27, 2004 Compared to Six Months Ended June 29, 2003

Gaming revenues were $50.3 million for the six months ended June 27, 2004, an increase of $10.6 million, or 26.7%, from $39.7 million for the six months ended June 29, 2003.  The increase was due to the increased gaming activity associated with the June 26, 2003 opening of the Wheeling Island expansion, the expanded use of the Preferred Players Club and a $1.7 million decrease in the redemption of Preferred Player’s Club points and coupons for cash.  The Wheeling Island Expansion increased the number of slot machines from 1,630 to 2,200 and added new lodging, food and beverage and entertainment amenities to the Wheeling Island complex.  The Wheeling Island Expansion opened on June 26, 2003 and was only open for four days during the six months ended June 29, 2003.  The full six-month impact of the Wheeling Island expansion resulted in higher levels of gaming activity and increased membership in the Preferred Players Club from 215,781 at June 29, 2003, to 284,289 at June 27, 2004.  All cash redemptions of points earned by members in our Preferred Players Club and redemptions of cash coupons provided to Preferred Players Club members are recognized as reductions in gaming revenues.  Total cash redemptions were $1.7 million for the six months ended June 27, 2004, a decrease of $1.7 million, or 94.1%, from $3.4 million for the six months ended June 29, 2003.  The decrease in cash redemptions despite increased membership in the Preferred Players Club was due to the elimination of cash coupons provided to Preferred Players Club members beginning in September 2003.

Pari-mutuel revenues for the six-months ended June 27, 2004 were $4.0 million, or unchanged from the same six months last year.

Food and Beverage revenues for the six months ended June 27, 2004 were $3.9 million, an increase of $1.6 million, or 67.0%, from $2.3 million for the six months ended June 29, 2003.  The increase in food and beverage revenues was due primarily to the June 26, 2003 opening of a new fine dining restaurant, a casual dining restaurant, a food court and two bar areas in connection with the Wheeling Island expansion, offset partially by the increase in the number of food and beverage complimentaries provided to Preferred Players Club members through point redemptions and coupons.

Lodging revenues were $1.3 million for the six months ended June 27, 2004, an increase of $1.2 million from $0.1 million, for the same six months last year.  The increase in lodging revenues was due to the full six-month impact of the 151-room hotel that opened on June 26, 2003.

Other revenues were $0.8 million for the six months ended June 27, 2004, an increase of $0.3 million, or 72.9%, from $0.5 million for the six months ended June 29, 2003.  The increase in other revenues was due primarily to increased retail revenues associated with the June 26, 2003 opening of the new gift shop, an increased ATM fee income related to the increase in gaming activity, and an increase in the ATM fee charge.

Purse expenses were $10.9 million for the six months ended June 27, 2004, an increase of $1.6 million, or 17.6%, from $9.3 million for the six months ended June 29, 2003.  The $1.6 million increase was directly attributable to the increase in gaming purse expense associated with an increase in terminal income to $93.0 million for the six months ended June 27, 2004, from $76.8 million for the six months ended June 29, 2003.

Gaming expenses were $3.8 million for the six months ended June 27, 2004, an increase of $1.3 million, or 50.7%, from $2.5 million for the same six months last year.  The increase in gaming expenses was due primarily to a $1.4 million increase in gaming payroll costs associated with the Wheeling Island expansion and the recording of $0.2 million of gaming expense resulting from cash shortages, offset partially by a $0.3 million decrease in contract services costs.

Pari-mutuel expenses were $1.8 million for the six months ended June 27, 2004, a decrease of $0.1 million, or 7.1%, from $1.9 million for the six months ended June 29, 2003.  The decrease in pari-mutuel expenses was due primarily to lower pari-mutuel payroll costs.

Food and beverage expenses for the six months ended June 27, 2004 were $4.2 million, an increase of $1.5 million, or 54.1%, from $2.7 million for the same six months last year.  The increase in food and beverage expenses was due principally to a $1.1 million increase in payroll costs related to the opening of a new fine dining restaurant, a casual restaurant, a food court and two bar areas on June 26, 2003, and a $0.5 million increase in cost of sales associated with the $1.6 million increase in food and beverage revenues for the six month period.

Lodging expenses were $0.6 million for the six months ended June 27, 2004, an increase of $0.5 million from $0.1 million for the six months ended June 29, 2003.  The increase in lodging expenses was due to the full six-month impact of the 151-room hotel that opened on June 26, 2003.

Other expenses were $0.2 million for the six months ended June 27, 2004, an increase of $0.1 million from $0.1 million from the six months ended June 29, 2003.  The increase in other expenses was due primarily to the costs associated with the retail gift shop and multi-purpose showroom that opened on June 26, 2003.

Marketing and promotions expenses were $3.7 million for the six months ended June 27, 2004, an increase of $0.7 million, or 24.7%, from $3.0 million for the six months ended June 29, 2003.  The increase in marketing and promotions expense was due primarily to a $0.4 million increase in costs associated with higher Preferred Players Club point redemptions for non-cash items, increased complimentaries, a $0.2 million increase in media and advertising expense, and a $0.1 million increase in marketing payroll costs.

Facilities and maintenance expenses were $4.7 million for the six months ended June 27, 2004, an increase of $1.7 million, or 54.4%, from $3.0 million for the same six months last year.  The increase in facilities and maintenance expense was due primarily to a $0.6 million increase in security and cleaning payroll costs, a $0.5 million increase in real property and personal property taxes, a $0.3 million increase in insurance premiums paid for liability and property coverage, and a $0.2 million increase in utilities expense related to the full six month impact of the opening of the Wheeling Island expansion.

General and Administrative, or G&A, expenses were $3.2 million for the six months ended June 27, 2004, an increase of $0.6 million, or 23.7%, from $2.6 million for the same six months last year.  The increase in G&A expense was due primarily to a $0.2 million increase in payroll costs, a $0.2 million increase in other professional services costs and a $0.2 million increase in administrative services fees paid to the shareholder.

Depreciation and amortization expenses for the six months ended June 27, 2004 were $5.8 million, an increase of $1.9 million, or 49.6%, from $3.9 million for the six months ended June 29, 2003.  The increase was due primarily to the increased depreciation expense associated with the $63.6 million of Wheeling Island expansion assets that were added to our buildings, improvements and equipment accounts at June 26, 2003.

Interest expense was $7.1 million for the six months ended June 27, 2004, an increase of $0.6 million, or 9.2%, from $6.5 million for the same six months in the prior year.  The $0.6 million increase was due principally to $0.4 million of increased interest expense associated with $17.0 million of increased borrowings under our revolving credit facility for the three months ended March 28, 2004 as compared to prior year, and the capitalization of $0.2 million of interest expense in June 2003, related to borrowings under our revolving credit facility to fund Wheeling Island expansion expenditures.

Income tax expense for the six months ended June 27, 2004 was $5.0 million, an increase of $1.2 million, or 30.5%, from $3.8 million for the six months ended June 29, 2003.  The increase was directly attributable to the $3.3 million increase in income before income taxes from $11.0 million for the six months ended June 29, 2003, to $14.3 million for the six months ended June 27, 2004.  Income tax expense for both periods was based on an effective tax rate of 35.0%.

Liquidity and Capital Resources

As of June 27, 2004, the Company had cash and cash equivalents of $11.3 million.  The Company’s principal source of liquidity during the six months ended June 27, 2004 consisted of cash provided by operating activities.  The Company’s source of liquidity for the six months ended June 29, 2003 consisted of cash provided by operating activities and cash provided by financing activities.  The cash provided by operating activities for the six months ended June 27, 2004 was $18.4 million, a $7.2 million increase from $11.2 million for the six months ended June 29, 2003.  The $7.2 million increase in cash provided by operating activities was due to (i) a $3.4 million increase in the change in working capital due primarily to a $2.4 million increase in the change in income taxes payable, (ii) a $2.2 million increase in net income and (iii) a $1.6 million increase in non-cash adjustments including depreciation and amortization.

Cash used in investing activities for the six months ended June 27, 2004 was $1.6 million, a decrease of $21.9 million, from $23.5 million for the six months ended June 29, 2003.  The decrease in cash used for investing activities was due to the $21.0 million decrease in capital expenditures relating to the Wheeling Island expansion from $21.6 million for the six months ended June 29, 2003 to $0.6 million for the six months ended June 27, 2004.

Cash used in financing activities for the six months ended June 27, 2004 was $15.0 million, or $29.5 million lower than the $14.5 million of cash provided by financing activities for the six months ended June 29, 2003.  The $29.5 million decrease in cash provided by (used in) financing activities is due to the $15.0 million of repayments made under our revolving credit facility during the six months ended June 27, 2004, as compared to the $14.5 million of borrowings made under our revolving credit facility during the six months ended June 29, 2003.  As of June 27, 2004 we had drawn $19.0 million against the revolving credit facility and the total commitment balance was $40.6 million.  During the next twelve months the commitment balance will be reduced to $28.1 million.

We believe our future cash provided by operating activities, as well as availability under our revolving credit facility, will provide sufficient funding for our future working capital needs and capital expenditures.

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

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

The kennels for some of the racing greyhounds that participate in our racing meets were relocated to Brooke County, West Virginia during the 2002 calendar year.  The County Commission of Brooke County, West Virginia, is now claiming an entitlement to a portion of the revenue generated by our gaming and pari-mutuel racing operations by virtue of the location of our kennel compound in Brooke County.  The Brooke County Commission threatened to take legal action to obtain those revenues, or in the alternative, to enjoin the continued operation of our kennels in Brooke County because of their construction without prior approval in a local option election.  It is our position that Brooke County is not entitled to a share of our gaming and pari-mutuel racing revenues.  In addition, the construction and operation of our kennels was approved by the West Virginia Racing Commission.  On February 25, 2004, we commenced an action in the Circuit Court of Kanawha County, West Virginia, which names the Brooke County Commission, the Ohio County Commission and the West Virginia Racing Commission as defendants.  The action seeks a declaratory judgment to confirm that the West Virginia Racing Commission followed all lawful procedures and acted within the scope of its authority when the Racing Commission approved the construction and operation of our kennels, that the local option election contended for by the Brooke County Commissioners was not required, and that Brooke County is only entitled to receive the property tax revenue associated with the kennel facility.  This matter is now in the litigation discovery phase.

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

The Company filed a Form 8-K dated May 13, 2004 to report the issuance of a press release announcing its financial results for the quarter ended March 28, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELING ISLAND GAMING, INC.
(Registrant)

Date: August 10, 2004	By:	/s/ Michael D. Corbin
Michael D. Corbin
Vice President of Finance
(principal financial officer and chief accounting officer)