Form 10-Q
period 2004-09-26
WHEELING ISLAND GAMING INC
filed 2004-11-08
CIK 1166041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 26, 2004

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

WHEELING ISLAND GAMING, INC.

Consolidated Balance Sheets

($000’s omitted, except per share amounts)

	September 26, 2004 Unaudited	December 31, 2003

Current assets:
Cash and cash equivalents	$10,258	$9,517
Receivables	6,943	6,885
Prepaid expenses and other assets	1,305	1,190
Prepaid income taxes	—	2,390
Deferred income taxes	814	154

Total current assets	19,320	20,136

Property and equipment, net	93,752	96,308
Licenses	65,919	65,919
Goodwill	32,221	32,221
Non-compete covenant	6,652	8,902
Other intangible assets	2,220	2,278
Debt issuance costs & other	4,123	4,752

	224,207	230,516

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable - trade	2,569	3,391
Accounts payable - affiliate	5,625	1,192
Accrued expenses	9,672	6,746
Income taxes payable	994	—

Total current liabilities	18,860	11,329

Long-term debt	132,000	159,000
Deferred income tax	28,748	29,307

Total liabilities	179,608	199,636

Shareholders’ equity:
Common stock, $1 par value, 500 shares authorized, issued and outstanding in 2004 and 2003, respectively	1	1
Additional paid-in capital	5,915	5,915
Retained earnings	38,683	24,964

Total shareholders’ equity	44,599	30,880

	$224,207	$230,516

WHEELING ISLAND GAMING, INC.

Consolidated Statements of Income

($000’s omitted)

Unaudited

	Three Months Ended		Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Operating revenue:
Gaming revenue	$26,025	$26,112	$76,347	65,818
Pari-mutuel revenue	1,471	1,885	5,509	5,930
Food & beverage revenue	2,168	1,918	6,065	4,251
Lodging revenue	451	716	1,789	770
Other revenue	765	467	1,614	958
	30,880	31,098	91,324	77,727

Operating expenses:
Purse expense	5,489	5,950	16,404	15,235
Gaming expenses	1,423	2,538	5,205	5,047
Pari-mutuel expenses	792	905	2,551	2,798
Food & beverage expenses	2,474	2,150	6,683	4,882
Lodging expenses	295	288	919	384
Other expenses	322	176	551	234
Marketing and promotions	2,358	1,866	6,097	4,865
Facilities and maintenance	2,439	1,838	7,129	4,875
General and administrative	1,311	1,307	4,554	3,929
Depreciation and amortization	2,988	2,715	8,836	6,625

	19,891	19,733	58,929	48,874

Operating income	10,989	11,365	32,395	28,853
Interest (expense), net	(3,529)	(3,645)	(10,637)	(10,158)
Other (expense), net	(608)	—	(586)	—
Income before income tax	6,852	7,720	21,172	18,695
Income tax expense	2,441	2,660	7,453	6,500

Net Income	$4,411	$5,060	$13,719	$12,195

WHEELING ISLAND GAMING, INC.

Consolidated Statements of Cash Flows

($000’s omitted)

Unaudited

	Nine Months Ended:
	September 26, 2004	September 28, 2003

Cash flows relating to operating activities:
Net Income	$13,719	$12,195
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	8,836	6,625
Deferred income tax	(1,219)	983
Other	657	630
Change in assets and liabilities:
Receivables	(58)	(2,855)
Prepaid expenses and other assets	(115)	(709)
Prepaid income taxes	2,390	1,067
Accounts payable - trade	(822)	4,705
Accounts payable - affiliate	4,433	748
Accrued expenses	2,926	1,888
Income taxes payable	994	517

Net cash provided by operating activities	31,741	25,794

Cash flows relating to investing activities:
Payments for capital expenditures	(4,000)	(42,126)

Cash flows relating to financing activities:
Proceeds from long-term borrowings	—	34,000
Repayment of long-term borrowings	(27,000)	—
Dividends paid	—	(12,000)
Net cash (used in) provided by financing activities	(27,000)	22,000

Net increase in cash	741	5,668

Cash balances:
Beginning of period	9,517	9,014

End of period	$10,258	$14,682

Supplemental disclosure:
Cash paid during the period for - Income taxes	$5,288	$3,933

Interest	$7,011	$6,743

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

The fiscal year of the Company begins on January 1 and ends on December 31.  Fiscal quarters of the Company end on the Sunday nearest March 31, June 30, and September 30, respectively.  The three-month and nine-month periods ended September 26, 2004 consisted of 91 days and 270 days respectively.  The three-month and nine-month periods ended September 28, 2003 consisted of 91 days and 271 days, respectively.

3.         Income Taxes

The provision for income taxes consists of the following:

	2004	2003

Current federal tax expense	$8,672	$5,517

Deferred federal tax expense (benefit)	(1,219)	983

	$7,453	$6,500

During the quarter ended September 26, 2004 the Internal Revenue Service (IRS) completed a review of the Company’s federal income tax return for 2002.  The review resulted in the lengthening of the depreciable and amortizable lives of certain assets and other income tax adjustments.  As a result of the review the Company recorded a current income tax expense and deferred tax benefit of $1.0 million.

Federal income taxes included in the accompanying balance sheets at September 26, 2004 and December 31, 2003 are due to or receivable from DNC, as applicable.

The Company is not subject to state income tax.

4.         Related Party Transactions

Pursuant to an administrative services agreement with Sportsystems and DNC, the Company pays an annual administrative services fee equal to the greater of 1.5% of the preceding year’s total operating revenues or $1,200 for certain support services provided to the Company.  During the three-month periods ended September 26, 2004 and September 28, 2003, the Company recorded administrative services fees of $427 and $363, respectively.  During the nine-month periods ended September 26, 2004 and September 28, 2003, the Company recorded administrative services fees of $1,281 and $1,089 respectively.

The Company invests its excess cash in a segregated account administered by DNC under DNC’s centralized cash management program.  At September 26, 2004 and September 28, 2003, the Company had $595 and $400 invested in this program, respectively.  During the three-month periods ended September 26, 2004 and September 28, 2003, the Company recorded interest income of $1 and $2, respectively.  During the nine-month periods ended September 26, 2004 and September 28, 2003 the Company recorded interest income of $6 and $14, respectively.

5.         Significant Accounting Policies

Impairment of Goodwill and Other Intangible Assets

To assess goodwill and indefinite lived intangible assets for impairment, an assessment of the carrying value of the Company is performed on an annual basis or when events and changes in circumstances occur that would more likely than not reduce the fair value of the Company below carrying value.  If the carrying value of the Company exceeds its fair value, the second step in the assessment process would be performed and an impairment charge to earnings would be recorded to the extent the carrying amount of our goodwill and indefinite lived intangible assets exceed its implied fair value.  The fair value is generally estimated through internal analysis, which utilizes an income valuation approach through the application of the traditional discounted cash flow method.

The Company expects the introduction of slot machine gaming in the western Pennsylvania market to have an adverse effect on the fair value of the Company.  Accordingly, the Company performed a review of the carrying value of the operating licenses and goodwill for impairment as of September 26, 2004.  Such review determined that the fair value of the Company’s operating licenses and goodwill exceeds their carrying value and therefore the Company has concluded that no impairment charge is required.

6.         Casualty Loss

During September 2004, the Company’s gaming and racing facilities were damaged as a result of the flooding of the Ohio River.  As a consequence, the Company was forced to suspend all operations for several days.  The Company has recorded, as an element of other expense, a provision of $610, which represents flood related costs incurred during the quarter, net of anticipated insurance recovery.

The suspension of operations resulted in a loss of operating profits during the shut down period, a substantial portion of which are expected to be recovered pursuant to the Company’s insurance program.  Such proceeds will be recognized when realized.

7.         Subsequent Events

The American Jobs Creation Act of 2004 was enacted on October 22, 2004.  The Company is currently evaluating the potential effects of the act but does not expect any effects to be material.

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

Critical Accounting Policies

Valuation of Goodwill and Other Intangible Assets

The carrying value of long-lived assets, including goodwill and other intangible assets, are reviewed for impairment annually or more frequently whenever events or changes in circumstances indicate that the assets might be impaired.

On July 5, 2004, legislation was enacted in Pennsylvania permitting the introduction of slot machine gaming in that state. The newly enacted law provides for the establishment of a state gaming control board that will award fourteen licenses to operate slot machine gaming in Pennsylvania.  Our primary market consists of the 150-mile radius around Wheeling and includes the western Pennsylvania market area that includes Pittsburgh.  Slot machine operators that are awarded licenses in western Pennsylvania will compete directly with us for customers in our market.

We expect the introduction of slot machine gaming in the western Pennsylvania market to have an adverse effect on the implied fair value of the Company.  Accordingly, we performed a review of the carrying value of the operating licenses and goodwill for impairment as of September 26, 2004.

We first tested the operating licenses for impairment.  The fair value of our operating licenses was determined based on the discounted cash flow method.  The cash flows associated with the discounted cash flow method were based on a number of estimates and assumptions, including the projected future operating results of the Gaming unit, which include the estimated impact of gaming in western Pennsylvania, a 50% chance of enhanced gaming in West Virginia, our long-term growth rate and a discount rate.  Pursuant to this evaluation we determined that the operating licenses were not impaired.

The first step in our goodwill impairment test, used to identify potential impairment, compared the fair value of the Company to its carrying value, including goodwill.  The fair value of the Company was determined based on the discounted cash flow method.  The cash flows associated with the discounted cash flow method were based on a number of estimates and assumptions, including the projected future operating results of the Company, which include the estimated impact of gaming in western Pennsylvania and a 50% chance of enhanced gaming in West Virginia, our long-term growth rate and a discount rate.  As the fair value of the Company exceeds its carrying value, the second step in the assessment process was not necessary.  Accordingly, no impairment charge was required.

Significant changes to one or more of these assumptions could change our conclusions in the future.  Our analysis assumes that gaming in Pennsylvania will commence in 2006, and as that date approaches and more specific information becomes available, the Company’s goodwill and other intangible assets may be determined to be impaired.

Casualty Loss

During September 2004, the Company’s gaming and racing facilities were damaged as a result of the flooding of the Ohio River.  As a consequence, the Company was forced to suspend all operations for several days.  The Company has recorded, as an element of other expense, a provision of $0.6 million, which represents flood related costs incurred during the quarter, net of anticipated insurance recovery.

The suspension of operations resulted in a loss of operating profits during the shut down period, a substantial portion of which are expected to be recovered pursuant to the Company’s insurance program.  Such proceeds will be recognized when realized.

General

We own and operate Wheeling Island Racetrack & Gaming Center, or Wheeling Island, a premier gaming and entertainment complex located in Wheeling, West Virginia.  Wheeling Island features 2,362 slot machines, a hotel, showroom, greyhound racetrack, pari-mutuel wagering on live greyhound racing and simulcast greyhound, thoroughbred and harness racing and various dining venues.

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

Results of Operations

Three Months Ended September 26, 2004 Compared to Three Months Ended September 28, 2003

Gaming revenues were $26.0 million for the three months ended September 26, 2004, a decrease of $0.1 million, or 0.3%, from $26.1 million for the three months ended September 28, 2003.  The decrease was due to a $0.7 million increase in the accrued share of net terminal income and surcharge amount (net of recoupments) owed to the state of West Virginia and a $0.3 million non-recurring downward adjustment of gaming revenues resulting from a cumulative adjustment in the state’s computation of net terminal income offset partially by the increased gaming activity associated with an increase in the number of slot machines and the expanded use of the Preferred Players Club and a $0.4 million decrease in the redemption of Preferred Players Club points and coupons for cash.  These gaming revenue variances are explained below.

The state of West Virginia’s share of net terminal income above a predetermined level increases from 30.0% to 41.0% during the state fiscal year.  In addition, the state retains a 10.0% surcharge from all net terminal income in excess of the predetermined level for the state fiscal year.  Of the total 10.0% surcharge, 42.0% can be recouped for certain types of capital investments made at the facility.  We accrue for the state’s surcharge of net terminal income and the expected surcharge amounts (net of recoupments) ratably throughout the state fiscal year.  The state’s percentage share of net terminal income increased during the three months ended September 26, 2004 due to estimated increases in net terminal income that will be subject to the higher percentage paid to the state (41%) and the 10.0% surcharge (net of recoupments).  As a result, gaming revenue derived from slot machines as a percentage of net terminal income decreased from 57.0% to 55.5%.

The state of West Virginia computes the net terminal income through the use of a centralized computer system.  The year to date net terminal income for Wheeling Island was adjusted downward on a one-time basis in August 2004 by $0.6 million to more properly account for the initial settings of progressive jackpot payouts during the last three years.  Such adjustment in net terminal income resulted in a $0.3 million non-recurring downward adjustment of gaming revenues.

During 2004 Wheeling Island expanded its gaming operations from 2,200 slot machines to 2,362 slot machines.  The expansion of the gaming operations and the increase in the Preferred Players Club membership from 231,816 at September 28, 2003 to 306,722 at September 26, 2004, resulted in higher levels of gaming activity which increased net terminal income from $48.3 million to $49.3 million or 2.0%.  The increase in gaming activity occurred despite the closure of the gaming facility for four days and portions of two other days as a result of the flooding of the Ohio River in September.

All cash redemptions of points earned by members in our Preferred Players Club and redemption of cash coupons provided to Preferred Players Club members are recognized as reductions in gaming revenues.  Such cash redemptions were $1.0 million for the three months ended September 26, 2004, a decrease of $0.4 million, or 28.5%, from $1.4 million for the three months ended September 28, 2003.  The decrease in cash redemptions despite increased membership in the Preferred Players Club was due to the elimination of cash coupons provided to Preferred Players Club members beginning in September 2003.

Pari-mutuel revenues for the quarter ended September 26, 2004 were $1.5 million, a $0.4 million decrease, or 22.0% from $1.9 million for the same quarter last year.  The $0.4 million decrease is due to a $2.0 million decrease in wagering handle on our live races and a $0.6 million decrease in wagering handle on our simulcast races.  The decrease in wagering handle on our live races and simulcast races was due to the closure of the racetrack facility caused by the flooding of the Ohio River.

Food and beverage revenues for the three months ended September 26, 2004 were $2.2 million, an increase of $0.3 million, or 13.0%, from $1.9 million for the three months ended September 28, 2003.  The increase in food and beverage revenues is due primarily to higher food and beverage sales at the new fine dining restaurant, casual dining restaurant and bars opened in connection with the Wheeling Island expansion and an increase in the number of catered events offset partially by a decrease in food and beverage revenues due to the closure of the gaming facility caused by the flooding of the Ohio River.

Lodging revenues were $0.5 million for the three months ended September 26, 2004, a decrease of $0.2 million, or 37.0%, from $0.7 million for the three months ended September 28, 2003.  The decrease in lodging revenues is due primarily to the increase in discounted room rate offerings, the closure of the hotel facility for four days during the flooding of the Ohio River and the increased use of lodging complimentaries provided to Preferred Players Club members.

Other revenues were $0.8 million for the three months ended September 26, 2004, an increase of $0.3 million, or 63.8%, from $0.5 million for the three months ended September 28, 2003.  The increase in other revenues is due primarily to increased ATM fee income, retail sales and ancillary revenues related to the increase in gaming activity.

Purse expenses were $5.5 million for the three months ended September 26, 2004, a decrease of $0.5 million, or 7.7%, from $6.0 million for the three months ended September 28, 2003.  The $0.5 million decrease was due to a $0.4 million decrease in the accrued purse share of net terminal income and a $0.1 million decrease in pari-mutuel purse expense.  The state of West Virginia’s share of net terminal income above a predetermined level increases from 30.0% to 41.0% during the state fiscal year.  In addition the state deducts a 10.0% surcharge from all net terminal income in excess of the predetermined level for the state fiscal year.  The purse share of all excess net terminal income amounts remaining after the surcharge deduction is 8.0% as compared to 14.0% for all net terminal income before the predetermined level.  We accrue for the expected decrease in the purse share of net terminal income ratably throughout the state fiscal year.  The purse share of net terminal income decreased during the three months ended September 26, 2004 due to estimated increases in net terminal income that will be subject to the 10.0% surcharge and the lower percentage paid to purses (8%) after the surcharge deduction.  As a result gaming purse expense as a percentage of net terminal income decreased from 11.5% to 10.6%.  The $0.1 million decrease in pari-mutuel purse expense is due to a $2.0 million decrease in wagering handle on our live races due primarily to the cancellation of twelve live performances resulting from the closure of the racetrack facility caused by the flooding of the Ohio river in September.

Gaming expenses were $1.4 million for the quarter ended September 26, 2004, a decrease of $1.1 million, or 43.9%, from $2.5 million for the same quarter last year.  The decrease in gaming expenses is due primarily to the recording of a $0.6 million recovery of previously recorded cash shortages totaling $0.9 million.  The $0.9 million of previously recorded cash shortages includes $0.6 million of cash shortages that were recognized during the quarter ended September 28, 2003.  The partial recovery of cash shortages was offset partially by $0.2 million of license fees costs incurred in the quarter for licensed slot games.

Pari-mutuel expenses were $0.8 million for the three months ended September 26, 2004, a decrease of $0.1 million, or 12.5%, from $0.9 million for the three months ended September 28, 2003.  The decrease in pari-mutuel expenses is due primarily to lower expenses associated with the cancellation of twelve live performances due to the closure of the racetrack facility caused by the flooding of the Ohio River in September.

Food and beverage expenses for the quarter ended September 26, 2004 were $2.5 million, an increase of $0.3 million, or 15.1%, from $2.2 million for the same quarter last year.  The increase in food and beverage expenses is due principally to a $0.2 million increase in cost of sales related to the $0.3 million increase in food and beverage revenues for the quarter and an increase in food and beverage costs as a percentage of food and beverage revenues from 38.0% for the quarter ended September 28, 2003 to 44.4% for the quarter ended September 26, 2004.

Lodging expenses were $0.3 million for the three months ended September 26, 2004, and were unchanged from the three months ended September 28, 2003.

Other expenses were $0.3 million for the quarter ended September 26, 2004, an increase of $0.1 million from $0.2 million for the same quarter last year.  The increase in other expenses is due primarily to increased costs associated with several concert events that were held at the showroom during the quarter ended September 26, 2004.

Marketing and promotions expenses were $2.4 million for the three months ended September 26, 2004, an increase of $0.5 million, or 26.4%, from $1.9 million for the three months ended September 28, 2003.  The increase in marketing and promotions expense is due primarily to a $0.5 million increase in costs associated with higher Preferred Players Club point redemptions for non-cash items and increased complimentaries.

Facilities and maintenance expenses were $2.4 million for the three months ended September 26, 2004, an increase of $0.6 million or 32.7% from $1.8 million for the three months ended September 28,2003.  The increase in facilities and maintenance expense is due primarily to a $0.3 million increase in real property and personal property taxes, a $0.2 million increase in insurance premiums for liability and property coverage and a $0.1 million increase in cleaning payroll costs.

General and administrative, or G&A expenses were $1.3 million for the quarter ended September 26, 2004 and were unchanged from the same quarter last year.

Depreciation and amortization expenses for the three months ended September 26, 2004 were $3.0 million, a $0.3 million, or 10.1% increase, from $2.7 million for the same three months last year.  The increase was due primarily to the increased depreciation expense associated with the $5.2 million of assets that were added to our buildings, improvements and equipment accounts during the twelve months ended September 26, 2004.

Interest expense was $3.5 million for the quarter ended September 26, 2004, a decrease of $0.1 million, or 3.2%, from $3.6 million for the quarter ended September 28, 2003.  The $0.1 million of decreased interest expense is due principally to the $13.0 million decrease in the average borrowings under the revolving credit facility for the three months ended September 26, 2004 as compared to the three months ended September 28, 2003.

Other expense for the three months ended September 26, 2004 was $0.6 million.  The $0.6 million of other expense represents the flood related costs incurred during the quarter, net of anticipated insurance recovery.

Income tax expense for the three months ended September 26, 2004 was $2.4 million, a decrease of $0.3 million, or 8.2%, from $2.7 million for the three months ended September 28, 2003.  The decrease was directly attributable to the $0.8 million decrease in income before income taxes from $7.7 million for the three months ended September 28, 2003 to $6.9 million for the three months ended September 26, 2004.

Nine Months Ended September 26, 2004 Compared to Nine Months Ended September 28, 2003

Gaming revenues were $76.3 million for the nine months ended September 26, 2004, an increase of $10.5 million, or 16.0%, from $65.8 million for the nine months ended September 28, 2003.  The increase was due to the increased gaming activity associated with the June 26, 2003 opening of the Wheeling Island expansion and the further expansion of the gaming operations that occurred in 2004 and a $2.0 million decrease in the redemption of Preferred Players Club points and coupons for cash offset partially by a $0.8 million increase in the accrued share of net terminal income and surcharge amount (net of recoupments) owed to the state of West Virginia.  These gaming revenue variances are explained below.

The Wheeling Island Expansion increased the number of slot machines from 1,630 to 2,200 and added new lodging, food and beverage and entertainment amenities to the Wheeling Island complex.  The Wheeling Island expansion opened on June 26, 2003 and was only open for approximately three months during the nine months ended September 28, 2003.  The full nine-month impact of the Wheeling Island expansion and the further expansion of Wheeling Island’s gaming operations which increased the number of slot machines from 2,200 to 2,362 during 2004 resulted in higher levels of gaming activity which increased net terminal income from $125.1 million to $142.3 million or 13.7%.

As previously mentioned, all cash redemptions of points earned by members of our Preferred Players Club and redemption of cash coupons provided to Preferred Players Club members are recognized as reductions in gaming revenues.  Total cash redemptions were $2.8 million for the nine months ended September 26, 2004, a decrease of $2.0 million, or 42.5%, from $4.8 million for the nine months ended September 28, 2003.  The decrease in cash redemptions in spite of increased membership in the Preferred Players Club is due to the elimination of cash coupons provided to Preferred Players Club members beginning in September 2003.

As previously explained, the Company records the percentage of net terminal income due to the state ratably throughout the state fiscal year based on expected net terminal income during that year.  As a result of using a higher estimate of net terminal income in 2004, gaming revenue derived from slot machines as a percentage of net terminal income decreased from 56.4% to 55.8%.

Pari-mutuel revenues for the nine-months ended September 26, 2004 were $5.5 million, a decrease of $0.4 million, or 7.1%, from $5.9 million for the nine months ended September 28, 2003.  The $0.4 million decrease is due to a $2.8 million decrease in wagering handle on our live races and a $0.2 million decrease in wagering handle on our simulcast races.  The decrease in wagering handle on our live and simulcast races was due to the closure of the racetrack facility caused by the flooding of the Ohio River in September.

Food and Beverage revenues for the nine months ended September 26, 2004 were $6.1 million, an increase of $1.8 million, or 42.7%, from $4.3 million for the nine months ended September 29, 2003.  The increase in food and beverage revenues was due primarily to the June 26, 2003 opening of a new fine dining restaurant, a casual dining restaurant, a food court and two bar areas in connection with the Wheeling Island expansion, offset partially by the increase in the number of food and beverage complimentaries provided to Preferred Players Club members through point redemptions and coupons.

Lodging revenues were $1.8 million for the nine months ended September 26, 2004, an increase of $1.0 million from $0.8 million, for the same nine months last year.  The increase in lodging revenues was due to the full nine-month impact of the 151-room hotel that opened on June 26, 2003 offset partially by an increase in discounted room rate offerings.

Other revenues were $1.6 million for the nine months ended September 26, 2004, an increase of $0.6 million, or 68.5%, from $1.0 million for the nine months ended September 28, 2003.  The increase in other revenues was due primarily to increased retail revenues associated with the June 26, 2003 opening of the new gift shop, and increased ATM fee income related to the increase in gaming activity, and an increase in the ATM fee charge.

Purse expenses were $16.4 million for the nine months ended September 26, 2004, an increase of $1.2 million, or 7.7%, from $15.2 million for the nine months ended September 28, 2003.  The $1.2 million increase was due to the increase in gaming purse expense associated with the increase in terminal income to $142.3 million for the nine months ended September 26, 2004, from $125.1 million for the nine months ended September 28, 2003.  Such increase in purse expenses was offset partially by a $0.5 million decrease in the accrued purse share of net terminal income and a $0.1 million decrease in pari-mutuel purse expense.  As explained previously, the expected decrease in the purse share of net terminal income is accrued ratably throughout the state fiscal year based on the expected net terminal income for that state fiscal year.  As a result of using a higher estimate of net terminal income in 2004, gaming purse expense as a percentage of net terminal income decreased from 11.1% to 10.7%.  The $0.1 million decrease in pari-mutuel purse expense is due primarily to a $2.8 million decrease in wagering handle on our live races due primarily to the cancellation of twelve performances due to the closure of the racetrack facility caused by the flooding of the Ohio River in September.

Gaming expenses were $5.2 million for the nine months ended September 26, 2004, an increase of $0.2 million, or 3.1%, from $5.0 million for the same nine months last year.  The increase in gaming expenses was due primarily to a $1.6 million increase in gaming payroll costs associated with the Wheeling Island expansion and $0.2 million of licensee fee costs incurred in the quarter for licensed slot games offset partially by (i) the recording of a $0.6 million partial recovery of previously recorded cash shortages (ii) the recording of a $0.6 million cash shortage during the nine months ended September 28, 2003 and (iii) a $0.5 million decrease in contract services costs.

Pari-mutuel expenses were $2.6 million for the nine months ended September 26, 2004, a decrease of $0.2 million, or 8.8%, from $2.8 million for the nine months ended September 28, 2003.  The decrease in pari-mutuel expenses is due primarily to lower pari-mutuel payroll costs associated with the cancellation of twelve live performances due to the closure of the racetrack facility caused by the flooding of the Ohio River in September.

Food and beverage expenses for the nine months ended September 26, 2004 were $6.7 million, an increase of $1.8 million, or 36.9%, from $4.9 million for the same nine months last year.  The increase in food and beverage expenses is due principally to a $1.1 million increase in payroll costs related to the opening of a new fine dining restaurant, a casual restaurant, a food court and two bar areas on June 26, 2003, and a $0.7 million increase in cost of sales associated with the $1.8 million increase in food and beverage revenues for the nine month period.

Lodging expenses were $0.9 million for the nine months ended September 26, 2004, an increase of $0.5 million, from $0.4 million for the nine months ended September 28, 2003.  The increase in lodging expenses is due to the full nine-month impact of the 151-room hotel that opened on June 26, 2003 offset partially by cost decreases associated with the closure of the hotel facility during the flood.

Other expenses were $0.6 million for the nine months ended September 26, 2004, an increase of $0.4 million, from $0.2 million, for the nine months ended September 28, 2003.  The increase in other expenses was due primarily to the costs associated with the retail gift shop and multi-purpose showroom that opened on June 26, 2003.

Marketing and promotions expenses were $6.1 million for the nine months ended September 26, 2004, an increase of $1.2 million, or 25.3%, from $4.9 million for the nine months ended September 28, 2003.  The increase in marketing and promotions expense is due primarily to a $1.0 million increase in costs associated with higher Preferred Players Club point redemptions for non-cash items and complimentaries, a $0.1 million increase in media and advertising expense, and a $0.1 million increase in marketing payroll costs.

Facilities and maintenance expenses were $7.1 million for the nine months ended September 26, 2004, an increase of $2.2 million, or 46.2%, from $4.9 million for the same nine months last year.  The increase in facilities and maintenance expense is due primarily to a $0.6 million increase in security and cleaning payroll costs, a $0.8 million increase in real property and personal property taxes, a $0.5 million increase in insurance premiums paid for liability and property coverage, and a $0.2 million increase in utilities expense related to the full nine month impact of the opening of the

Wheeling Island expansion.

General and administrative, or G&A, expenses were $4.6 million for the nine months ended September 26, 2004, an increase of $0.7 million, or 15.9%, from $3.9 million for the nine months ended September 28, 2003.  The increase in G&A expense was due primarily to a $0.3 million increase in administrative payroll and employment related costs for staff additions associated with the Wheeling Island expansion, a $0.2 million increase in administrative services fees paid to the shareholder and a $0.1 million increase in other professional services costs.

Depreciation and amortization expenses for the nine months ended September 26, 2004 were $8.8 million, a $2.2 million, or 33.4% increase from $6.6 million for the nine months ended September 28, 2003.  The increase was due primarily to the nine month impact of increased depreciation expense associated with the $63.6 million of Wheeling Island expansion assets that were added to our buildings, improvements and equipment accounts at June 26, 2003 and $5.2 million of additional assets that were added to our buildings, improvements and equipment accounts during the twelve months ended September 26, 2004.

Interest expense was $10.6 million for the nine months ended September 26, 2004, an increase of $0.4 million, or 4.7%, from $10.2 million for the same nine months last year.  The $0.4 million increase is due principally to $0.3 million of increased interest expense associated with $17.0 million of increased borrowings under our revolving credit facility for the three months ended March 28, 2004 as compared to last year and $3.0 million of increased borrowings under our revolving credit facility for the three months ended June 27, 2004 as compared to last year and the capitalization of $0.2 million of interest expense in June 2003, related to borrowings under our revolving credit facility to fund Wheeling Island expansion expenditures.

Other expense for the nine months ended September 26, 2004 was $0.6 million.  The $0.6 million of other expense represents the flood related costs incurred during the quarter, net of anticipated insurance recovery.

Income tax expense for the nine months ended September 26, 2004 was $7.5 million, an increase of $1.0 million, or 14.7%, from $6.5 million for the nine months ended September 28, 2003.  The increase was directly attributable to the $2.5 million increase in income before income taxes from $18.7 million for the nine months ended September 28, 2003, to $21.2 million for the nine months ended September 26, 2004.  Income tax expense for both periods was based on an effective tax rate of 35.0%.

Liquidity and Capital Resources

As of September 26, 2004, the Company had cash and cash equivalents of $10.3 million.  The Company’s principal source of liquidity during the nine months ended September 26, 2004 consisted of cash provided by operating activities.  The Company’s source of liquidity for the nine months ended September 28, 2003 consisted of cash provided by operating activities and cash provided by financing activities.  The cash provided by operating activities for the nine months ended September 26, 2004 was $31.7 million, a $5.9 million increase from $25.8 million for the nine months ended September 28, 2003.  The $5.9 million increase was due to a $4.3 million decrease in the change in working capital due primarily to a $2.8 million decrease in the change in receivables and a $1.3 million decrease in the change in prepaid income taxes, and a $1.5 million increase in net income.

Cash used in investing activities for the nine months ended September 26, 2004 was $4.0 million, a decrease of $38.1 million, from $42.1 million for the nine months ended September 28, 2003.  The decrease in cash used for investing activities was due to the $39.1 million decrease in capital expenditures relating to the Wheeling Island expansion, from $39.7 million for the nine months ended September 28, 2003 to $0.6 million for the nine months ended September 26, 2004.

Cash used in financing activities for the nine months ended September 26, 2004 was $27.0 million, or $49.0 million lower than the $22.0 million of cash provided by financing activities for the nine months ended September 28, 2003.  The $49.0 million decrease in cash provided by (used in) financing activities is due to the $27.0 million of repayments made under our revolving credit facility during the nine months ended September 26, 2004, as compared to the $34.0 million of borrowings made under our revolving credit facility during the nine months ended September 28, 2003 offset partially by the $12.0 million of dividends paid to the shareholder in September 2003.  As of September 26, 2004 we have drawn $7.0 million against the revolving credit facility and the total commitment balance is $37.5 million.  During the next twelve months the commitment balance will be reduced to $25.0 million.

We believe our future cash provided by operating activities, as well as availability under our revolving credit facility; will provide sufficient funding for our future working capital needs and capital expenditures.

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

During the quarter ended September 26, 2004 the Company recovered $0.6 million of previously recorded cash shortages.  The cash recovery resulted from a cumulative downward adjustment of the state’s computation of net terminal income to more properly account for the initial settings of progressive jackpot payouts during the last three years.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

(a)        Exhibits

Exhibit 31.1    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.3    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b)        Reports on Form 8-K

The Company filed a Form 8-K dated August 12, 2004 to report the issuance of a press release announcing its financial results for the quarter ended June 27, 2004.

The Company filed a Form 8-K dated September 22, 2004 to report the immediate effects that the Ohio Valley flood had on the Company.

The Company filed a Form 8-K dated September 24, 2004 to report updated information with respect to the effects that the Ohio Valley flood had on the Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELING ISLAND GAMING, INC.
(Registrant)

Date: November 8, 2004	By:	/s/ Michael D. Corbin
Michael D. Corbin
Vice President of Finance
(principal financial officer and chief accounting officer)