Form 10-K
period 2004-12-31
WHEELING ISLAND GAMING INC
filed 2005-03-31
CIK 1166041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common Stock, $1 par value	500 shares outstanding

Documents incorporated by reference:  None.

ITEM 9A.	CONTROLS AND PROCEDURES	26

ITEM 9B.	OTHER MATTERS	26

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	27
	Audit Committee of the Board of Directors	28
	Code of Ethics	28

ITEM 11.	EXECUTIVE COMPENSATION	29
	Remuneration of Directors	29
	Compensation of Executive Officers	29
	Report of the Board of Directors on Executive Compensation	30

ITEM 12.	STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	31
	Principal Shareholders	31

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	32

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	33

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	34

Signatures		35

INDEX TO EXHIBITS		36

CONSOLIDATED FINANCIAL STATEMENTS		F-1

ITEM 1.  BUSINESS

We own and operate Wheeling Island Racetrack & Gaming Center (or Wheeling Island), a premier gaming and entertainment complex located in Wheeling, West Virginia.  Wheeling Island features 2,362 slot machines, a hotel, showroom, greyhound racetrack, pari-mutuel wagering on live greyhound racing and simulcast greyhound, thoroughbred and harness racing and various dining venues.  We are a wholly owned subsidiary of Delaware North Companies Gaming & Entertainment, Inc. (or Delaware North G&E, formerly Sportsystems Corporation).  Delaware North G&E is a wholly owned subsidiary of Delaware North Companies, Incorporated, or Delaware North.

We do not have operations other than the Wheeling Island Racetrack & Gaming Center and are entirely dependent upon this gaming site for our revenues.  Accordingly, we may be subject to greater risks than a geographically diversified gaming operation.

Operations

Wheeling Island is a 270,000-square foot facility that, as of December 31, 2004, featured:

•                                          64,272 square feet of gaming area with 2,362 slot machines;

•                                          151-room hotel;

•                                          550 seat showroom;

•                                          4,100 square feet of conference space;

•                                          a 1/4 mile greyhound racetrack with a 2,400-seat grandstand and mezzanine area;

•                                          a full-service 600-seat clubhouse restaurant, a 180-seat buffet-style restaurant, a 128- seat casual restaurant, a 70-seat fine dining restaurant, a 140-seat food court, four concession stands, four lounges and three bars;

•                                          180 covered parking spaces and;

•                                          2,295 uncovered parking spaces.

Gaming Operations

We currently operate 2,362 gaming devices in three main gaming areas.  Other than 140 slot machines, which we lease, we own all of the slot machines operating at our facility.  The Wheeling Island expansion, an annex to our existing gaming facility, contains 1,148 machines.  The Wheeling Island expansion opened for gaming on June 26, 2003.  The Island Room contains 650 slot machines.  The Fairgrounds Room, located in the original lower grandstand of the racetrack, contains 564 slot machines.  Our slot machines include mechanical spinning reel slot machines and video lottery terminals with either coin-out or voucher-out functionality.  Currently, 2,014 of the slot machines at our facility have the coin-out payment functionality, while the remainder pay out in vouchers redeemable at various cashier stations.  In late 2004 we initiated a concerted effort to convert the necessary hardware in all of our coin-out machines so they will accept vouchers or cash and pay out only in vouchers.  We offer one local progressive slot machine game, which links multiple machines playing for a single jackpot.

Pari-Mutuel Operations

We offer pari-mutuel wagering on live greyhound racing events and greyhound, thoroughbred and harness racing events simulcast from other racetracks across the country.  We conduct eight live racing events each week, and offer wagering on simulcast racing events every day.  A live greyhound racing event consists of 15 or 20 greyhound races.  We typically simulcast between four and 21 racing programs per day.

Food and Beverage Operations

Food and beverage operations at our facility are comprised of a full-service 600-seat clubhouse restaurant in the upper level of the grandstand, a 180-seat buffet-style restaurant located in the Island Room, a 128-seat casual restaurant, a 70-seat fine dining restaurant, a 140-seat food court, two concession stands, four lounges and three bars.  The casual restaurant, fine dining restaurant, food court, one lounge and one bar were added with the opening of the Wheeling Island expansion.

Lodging and Entertainment Operations

Lodging operations are comprised of a 151-room hotel, which includes 9 suite style rooms.  The hotel was opened on June 26, 2003 in conjunction with the Wheeling Island expansion.

Entertainment operations consist of a 550-seat multi-purpose showroom and various conference facilities, which opened on June 26, 2003 in connection with the Wheeling Island expansion.  The multi-purpose showroom is used as an entertainment venue and for large special events.  During 2004 the showroom hosted 256 events.  The conference facilities are used to host a variety of large meeting functions and other catered events.

Marketing

Our marketing efforts are dedicated to media and promotional programs that aim to attract and retain gaming customers.  Our spending for media and promotional programs principally targets the major markets within a 150-mile radius around Wheeling, West Virginia, including the local regional area and the major cities of Akron, Canton, Youngstown and Columbus, Ohio and Pittsburgh, Pennsylvania.

Our primary promotional tool used to develop customer loyalty is the Preferred Player Club, which we introduced in July 2000. The Preferred Player Club provides gaming customers with reward incentives for increased levels of play.  Beginning in October 2002, such reward incentives were revised to provide Preferred Player Club members with club points equal to a percentage of all gaming dollars played.  Club points can be redeemed for cash, food and beverage, lodging, entertainment and retail offers.  Members also receive complimentary coupons and promotional offers and discounts as part of a monthly mailer.  We administer the Preferred Player Club through the use of a player tracking system. The player tracking system also contains information concerning customer preferences and interests that allows us to tailor our program rewards and other promotions accordingly. Total club membership in the Preferred Player Club as of December 31, 2004 exceeded 318,000 members.  In the future, we expect to strengthen the Preferred Player Club by improving the variety of rewards offered to members.

Our marketing efforts aimed at group sales represent an integral part of our marketing program. We offer group packages designed to cater to groups that travel by bus in an effort to attract customers from the outlying regions of our market area who would not normally drive to our facility. We provide incentives for these groups in the form of discounts on food and beverage services, as well as coupons that can be redeemed for slot machine gaming.  Due to our concentrated efforts on developing our group sales business and the opening of the Wheeling Island expansion, the bus traffic at our facility has grown substantially in recent years.

Our other marketing efforts include:

•                                          creative and highly publicized special events promotions directed at our current markets in West Virginia, Ohio and Pennsylvania;

•                                          local, regional and national entertainment attractions;

•                                          cash and merchandise give-aways; and

•                                          food and beverage specials and local entertainment attractions.

Our marketing and promotional efforts include extensive use of direct mail, television, radio and print media advertising in our primary market.  During fiscal year 2004, we spent a total of $6.6 million on marketing and advertising programs.  Of this amount, $1.4 million was spent on media advertising and $5.2 million was spent on promotional programs, including all reward expenditures related to the Preferred Player Club.  For the year ended December 31, 2004, the allocation of our expenditures for media advertising was 30.0% on direct mail, 27.0% on newspapers, 16.0% on television, 11.0% on radio, and 16.0% on billboard advertising.

Our goal is to attract customers by promoting our facility as a complete entertainment complex offering a unique combination of quality racing, slot machine gaming, dining, special events and other entertainment options.

The Wheeling Island Expansion

To accommodate growing demand we opened the Wheeling Island expansion on June 26, 2003.  The Wheeling Island expansion increased the number of slot machines from 1,630 to 2,200 while also adding the following amenities to the Wheeling Island complex:

•                  a 151-room hotel;

•                  one fine dining restaurant, one casual dining restaurant, a food court and bar and lounge areas;

•                  a 550-seat multi-purpose showroom; and

•                  180 covered parking spaces plus additional outdoor parking spaces.

Market

Our primary market consists of the 150-mile radius area around Wheeling, West Virginia, including the major cities of Akron, Canton, Youngstown and Columbus, Ohio and Pittsburgh, Pennsylvania.  Patrons from these major population areas enjoy convenient access to Wheeling Island via Interstate Route 70, a major four-lane highway adjacent to our property.  According to the West Virginia Lottery Commission, (or the Lottery Commission), annual gaming revenues (representing gross terminal income) generated in West Virginia were $854.9 million for the State’s fiscal year ended June 30, 2004, a 19.2% increase over the prior year period.  According to Lottery Commission data, during the most recent six-month period ended January 1, 2005, gaming revenues were $444.6 million, representing an increase of 10.8% over the same period in the prior year.

Our market share of gaming revenue (representing gross terminal income) during the State’s fiscal year ended June 30, 2004 was 22.5%.  Our market share of gaming revenue during the period from July 1, 2004 to January 1, 2005 was 21.7%.  We believe the suspension of our gaming operations caused by the flooding of the Ohio River in September was a factor in our lower reported market share of gaming revenues during the last six months of 2004.  As of January 1, 2005, we had 21.5% of the total number of slot machines operating in West Virginia.  The current market for our facility consists primarily of day-trip customers from the surrounding area and gaming patrons from the major cities of Akron, Canton and Youngstown, Ohio and Pittsburgh, Pennsylvania, which utilize our 151-room hotel for extended stays typically lasting from 1 - 2 nights.  The average length of stay in our hotel during 2004 was 1.7 days.  We believe that the location of our facility along with the additional gaming capacity and amenities that were added from the Wheeling Island expansion will enable us to continue to grow our share of gaming revenues within our primary market in the near term.  In the longer term, however we believe that our market share of gaming revenues within our primary market will be adversely affected by the introduction of slot machine gaming in western Pennsylvania.

Competition

The West Virginia Racetrack Video Lottery Act (or the Lottery Act), provides that only licensed greyhound or horse racing facilities that were licensed prior to January 1, 1994, and which conduct a minimum number of days of live racing, may offer slot machine gaming.  We are one of four licensed racing facilities that have approval to offer slot machine gaming in West Virginia.

We believe that the primary competitive factors in our industry are location, number of slot machines, types and prices of amenities, name recognition, customer service, overall atmosphere and availability and convenience of parking.  We face significant competition for wagering dollars from various different competitors in West Virginia, as well as in the adjacent states of Pennsylvania and Ohio.  Currently, our principal direct competitor is Mountaineer Park, located approximately 50 miles to the north in Chester, West Virginia.  Mountaineer Park offers slot machine gaming and pari-mutuel wagering on live thoroughbred racing and simulcast thoroughbred, harness and greyhound events.  This gaming facility competes directly with us in attracting the western Pennsylvania market, including Pittsburgh, as well as the northern panhandle market of West Virginia and the feeder markets in northeastern Ohio.  Mountaineer Park currently offers more gaming machines and more entertainment amenities than we do, including an 18-hole golf course, a 5,000-seat concert venue and a health spa. We believe that our ability to compete with Mountaineer Park was greatly enhanced when we opened the Wheeling Island expansion in the second quarter of 2003, which added many amenities to our facility.  We also believe that the competitive impact of the expansion is complemented by our location and accessibility.  Wheeling Island is located in the City of Wheeling, one of the major population centers of the northern panhandle market of West Virginia, while Mountaineer Park is located in the less populated Town of Chester.  Wheeling Island’s property is adjacent to Interstate Route 70, a major four-lane highway that provides customers with easy access to our facility, while Mountaineer Park is located on a two-lane state road.  Other than Mountaineer Park, there are currently no facilities offering competitive pari-mutuel live racing and slot machine gaming within a 150-mile radius of our facility.  In addition to our facility and Mountaineer Park, there are two facilities located in West Virginia that offer slot machine gaming.  However, these facilities are located more than 150 miles away from our facility in Charleston and Charles Town, West Virginia.  As a result, we believe that we do not compete to any significant extent with these facilities for customers.

On July 5, 2004, legislation was enacted in Pennsylvania permitting the introduction of slot machine gaming in that state.  The newly enacted law provides for the establishment of a state gaming control board that will award fourteen licenses to operate slot machine gaming facilities in Pennsylvania.  Our primary market consists of the 150-mile radius around Wheeling and includes the western Pennsylvania market area that includes Pittsburgh.  Slot machine operators that are awarded licenses in western Pennsylvania will compete directly with us for customers in our market.  We believe that such licenses will be awarded in 2005 and that gaming operations in western Pennsylvania will commence in late 2006.  We expect the introduction of slot machine gaming in the western Pennsylvania market to have a material adverse impact on our business, financial condition and results of operation.

We currently compete with The Meadows, a harness racetrack located approximately 35 miles to the east in Washington, Pennsylvania.  Currently, The Meadows only offers pari-mutuel wagering, however we believe it is likely that The Meadows will be awarded a slot machine gaming license in 2005 under the Pennsylvania legislation enacted in 2004.

Ohio currently does not permit any form of casino gaming, including slot machine gaming.  However, as a result of greater budgetary pressures, states are increasingly looking to new sources of additional revenue, which may include gaming.  In the past, bills have been introduced in the Ohio legislature to legalize slot machine gaming at racetracks, none of which has successfully passed.  To the extent that Ohio legalizes any form of casino gaming, or if additional gaming were approved in West Virginia, our slot machine gaming operations would compete with any new gaming facilities that opened as a result of such legislation.  For example, if gaming similar to that which has been approved in West Virginia and Pennsylvania is approved in Ohio, there would be seven racetracks in Ohio that could potentially compete with us for gaming customers.  In addition, increased competition could result from other nearby states allowing expanded casino gaming, or gaming machines that are not offered by us, as well as other forms of gaming not currently available in West Virginia.  In addition, if Internet gaming were legalized, we might lose customers to that medium.

We also compete with Thistledown, located approximately 143 miles to the northwest in Cleveland, Ohio, Northfield Park, located approximately 150 miles to the north in Northfield, Ohio, and Beulah Park and Scioto Downs, located approximately 135 miles to the west in Columbus, Ohio.  These facilities offer pari-mutuel wagering but do not currently offer slot machine gaming.

On January 1, 2002, legislation became effective which authorized up to 9,000 slot machines in adults-only facilities throughout West Virginia.  The legislation allows slot machines in establishments licensed by the State to sell beer or other alcoholic beverages for consumption on the premises.  No more than five slot machines are allowed in each establishment licensed to sell alcoholic beverages that has been approved to operate these slot machines.  No more than ten slot machines are allowed in each fraternal or veterans organization that has been approved to operate these slot machines.  As of December 31, 2004, 7,338 of these slot machines are licensed and operating in West Virginia.  While we believe the existence of such slot machines has reduced the growth rate of our gaming revenues we do not believe such machines has had a material impact on our business, financial condition or results of operations.

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

Employees

As of December 31, 2004, we employed approximately 997 persons, 818 of whom were full-time employees and 179 of whom were part-time employees.  The United Food and Commercial Workers Union, Local 23, represents approximately 373 employees in our pari-mutuel, maintenance, cleaning, racing and slot machine gaming operations departments.  Our current agreement with the United Food and Commercial Workers Union, Local 23 expires on February 26, 2006.  The Hotel Employees and Restaurant Employees Union, Local 57 represents approximately 234 employees in our food and beverage department, 40 employees in our security department, and 29 lodging department employees under three separate collective bargaining agreements.  The collective bargaining agreements with the food and beverage employees and security department employees expire on June 22, 2006, and April 30, 2006 respectively.  The separate collective bargaining agreement with the lodging employees expires on June 30, 2009.  We believe that we generally have satisfactory relations with our employees and with both unions.

Available Information

We make available free of charge through our Internet website, www.wheelingisland.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such materials with, or furnish them, to the Securities and Exchange Commission, (or SEC).

Our principal executive offices are located at 1 South Stone Street, Wheeling, West Virginia, and our telephone number is (304) 232-5050.  Unless the context specifically requires otherwise, the terms, the “Company”, “Wheeling Island”, “we”, “us” and “our” mean Wheeling Island Gaming, Inc., a Delaware corporation, and its subsidiaries on a consolidated basis.

Security and Controls

We employ stringent security measures at our facility to provide maximum safety to our customers and employees while also protecting company assets.  These programs include 24-hour security surveillance of the entire facility, stationed security guards on the gaming floor 24 hours a day and security guard escorts for all significant money transfers to and from the gaming money room.

Regulation and Licensing

General

Our operations are subject to extensive state and local regulations.  Our ability to remain in business and to operate profitably depends upon our continued ability to satisfy all applicable gaming laws and regulations.

West Virginia Racing Regulations

Our greyhound racing operations are subject to extensive regulation by the West Virginia Racing Commission, or the Racing Commission.  The powers and responsibilities of the Racing Commission include, among other things:  (i) granting permission annually to maintain racing licenses and schedule race meets; (ii) approving simulcasting activities; (iii) licensing all of our officers, directors, racing officials and certain other employees; and (iv) approving all of our contracts that affect our racing and pari-mutuel wagering operations.  Such powers and responsibilities extend to the approval and/or oversight of all aspects of racing and pari-mutuel wagering operations.  In order to conduct simulcast racing, we are required under West Virginia law to hold a minimum of 220 live race days each year.  During 2004 we conducted a total of 291 live race days.  In addition, certain activities, such as simulcasting races, require the consent of the representatives of a majority of the greyhound owners and trainers at our facility.

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

All revenues derived from the operation of video lottery games must be deposited with the Lottery Commission to be shared in accordance with the provisions of the Lottery Act.  Under such provisions, each racetrack must electronically remit to the Lottery Commission its “gross terminal income” (total amounts wagered, net of winning patron payouts).  To ensure the availability of such funds to the Lottery Commission, each racetrack must maintain in its account an amount equal to or greater than the gross terminal income to be remitted.  If a racetrack fails to maintain this balance, the Lottery Commission may disable all of the racetrack’s video lottery machines until full payment of all amounts due it are made.

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

Compliance with Other Laws

We are also subject to a variety of other rules and regulations, including zoning, construction and land-use laws and regulations in West Virginia governing the serve of alcoholic beverages.  We derive a significant portion of our other revenues from the sale of alcoholic beverages to patrons of our facilities. Any interruption or termination of our existing ability to serve alcoholic beverages would have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 2.  PROPERTIES

Wheeling Island Racetrack & Gaming Center, which is owned by us, is situated on approximately 62 acres of land on Wheeling Island on the Ohio River in Wheeling, West Virginia.  The entire Wheeling Island facility occupies approximately 270,000 square feet.

We also own 24 acres of land located at the northern limit of the Village of Beech Bottom in Brooke County, West Virginia, approximately 13 miles from our Wheeling Island facility.  Our greyhound kennel facility is located on this property.

ITEM 3.  LEGAL PROCEEDINGS

The kennels for some of the racing greyhounds, which participate in our racing meets, were relocated to Brooke County, West Virginia during the 2002 calendar year.  The County Commission of Brooke County, West Virginia, is now claiming an entitlement to a portion of the revenue generated by our gaming and pari-mutuel racing operations by virtue of the location of our kennel compound in Brooke County.  The Brooke County Commission threatened to take legal action to obtain those revenues, or in the alternative, to enjoin the continued operation of our kennels in Brooke County because of their construction without prior approval in a local option election.  It is our position that Brooke County is not entitled to a share of our gaming and pari-mutuel racing revenues.  In addition, the construction and operation of our kennels was approved by the West Virginia Racing Commission.  On February 25, 2004, we commenced an action in the Circuit Court of Kanawha County, West Virginia, which names the Brooke County Commission, the Ohio County Commission and the West Virginia Racing Commission as defendants.  The action seeks a declaratory judgment to confirm that the West Virginia Racing Commission followed all lawful procedures and acted within the scope of its authority when the Racing Commission approved the construction and operation of our kennels, that the local option election contended for by the Brooke County Commissioners was not required, and that Brooke County is only entitled to receive the property tax revenue associated with the kennel facility.  This matter is in the litigation discovery phase, and the parties have conducted some very preliminary exploration into possible settlement of this dispute.

We are currently involved in a dispute with representatives of the United Food and Commercial WorkersUnion concerning the rates of pay received by the mutuel tellers who work in the simulcasting area of the racetrack facility.  This dispute is scheduled to be resolved by arbitration in April, 2005.

We are a party to a number of other legal proceedings that have arisen in the ordinary course of our business.  We believe that the outcome of such proceedings will not have a material adverse effect on our operating results or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented below as of and for the five years ended December 31, 2004 has been derived from our audited consolidated financial statements.  The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those consolidated financial statements and related notes thereto which are included elsewhere herein.

	Year Ended December 31,
	(dollars in thousands, except ratios)
	2004	2003	2002	2001 (2)	2000

Statement of Operations Data:
Operating revenue:
Gaming revenue (1)	$100,378	$88,634	$78,550	$67,372	$46,224
Pari-mutuel revenue	6,841	7,704	8,639	9,145	9,062
Food & beverage revenue	7,782	6,066	4,913	4,502	3,875
Lodging revenue	2,468	1,542	—	—	—
Other revenue	1,947	1,357	790	800	726

Total operating revenue	119,416	105,303	92,892	81,819	59,887

Operating expenses:
Purse expense	21,473	20,147	18,799	17,025	12,712
Gaming costs	7,440	7,025	4,397	3,755	3,819
Pari-mutuel costs	3,521	3,772	4,049	4,335	3,943
Food & beverage costs	8,444	6,857	5,617	4,083	3,130
Lodging expenses	1,239	810	—	—	—
Other expenses	739	339	—	—	—
Marketing and promotions	8,258	6,568	6,046	4,270	2,910
Facilities and maintenance	9,704	7,309	5,176	4,790	3,782
Management fees (3)	—	—	—	25,521	15,162
General and administrative (4)	6,404	5,117	3,909	3,069	1,935
Depreciation and amortization	11,693	9,630	7,483	3,703	2,566

Total operating expenses	78,915	67,574	55,476	70,551	49,959

Income from operations	40,501	37,729	37,416	11,268	9,928

Interest expense, net	(14,338)	(14,013)	(13,939)	(1,427)	(458)
Casualty Loss (5)	(4,308)	—	—	—	—
Other income (expense), net	(254)	1	(333)	(69)	—
Income before income tax	21,601	23,717	23,144	9,772	9,470
Income tax expense	7,593	8,325	8,303	3,313	3,266

Net income	$14,008	$15,392	$14,841	$6,459	$6,204

Operating Data:
Gross terminal income (6)	$193,705,811	$174,829,040	$149,137,640	$116,297,474	$77,512,872
Number of slot machines (7)	2,362	2,200	1,623	1,537	1,280
Slot machine win per unit per day (8)	$237.38	$253.60	$267.87	$239.39	$220.76
Hotel occupancy % (9)	90.9%	81.5%
Revenue per available room (10)	$45.28	$54.04

Balance Sheet Data:
Cash and cash equivalents	$10,509	$9,517	$7,867	$9,903	$5,020
Total assets	220,086	230,516	185,740	168,107	37,843
Total long term debt	142,250	159,000	126,500	125,000	14,500
Shareholder’s equity	32,388	30,880	27,488	12,647	18,817

(1)           Gaming revenues represent gross revenues from slot machine gaming, or total amounts wagered, net of winning patron payouts (the “gross terminal income”) less (1) a fee of up to 4% of gross terminal income paid to the Lottery Commission for administering slot machine gaming at the licensee’s race track (the “administration fee”), (2) a tax of 30% of net terminal income (gross terminal income less the administration fee) paid to the State’s general revenue fund and (3) an amount of 9% of net terminal income (NTI) to be paid to various state funds, including funds for tourism promotion, Ohio County, employee pension programs and other programs.  The State deducts a 10% surcharge from all amounts of NTI above a predetermined level, defined as the NTI generated for the State’s fiscal year ended June 30, 2001.  The remainder of the excess NTI is divided as follows: 50% is returned to the racetrack (of which 8% represents supplemental purse expense), 41% is paid to the State’s general revenue fund and the remaining 9% is divided among various state funds.  Of the total 10% surcharge, 42% is deposited in a capital reinvestment account attributable to each racetrack.  The racetrack is entitled to recoup monies in the capital reinvestment account for certain types of capital improvements made at the racetrack on a dollar-for-dollar basis.  All revenues derived from the operation of slot machines must initially be deposited with the Lottery Commission to be shared in accordance with the provisions of the Lottery Act.

The Company accrues for the state’s increased share of NTI and the expected surcharge amount ratably during the year based upon estimates of the actual amounts expected to be paid in each state fiscal year.  The recoupment of amounts held in the capital reinvestment account, and a similar fund held by the West Virginia Racing Commission to be used for racetrack capital improvements, are included in gaming revenues during the period in which they are earned and approved qualifying expenditures made.  Excess qualifying expenditures may be carried forward for recoupment in future periods, subject to certain statutory limitations.  During 2004, the Company has recognized recoupments of $4,517 as elements of reported gaming revenue.

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

(4)           Effective December 20, 2001, Wheeling Island entered into an administrative services agreement pursuant to which administrative fees are recorded and paid to Delaware North G&E.  Pursuant to this agreement, Delaware North G&E receives a fee that is equal to the greater of 1.5% of preceding year total operating revenues or $1.2 million per year.

(5)           Casualty loss represents the repair costs incurred in 2004 related to the damage caused by the flooding of the Ohio River in September.

(6)           Gross terminal income represents gross revenues from slot machine gaming, or total amounts wagered, net of winning patron payouts.

(7)           The number of slot machines are given as of the end of each period presented.

(8)           Slot machine win per unit per day refers to the gross terminal income for a given period divided by the average number of slot machines operating in that period divided by the number of days in that period.

(9)           Represents total number of rooms sold or provided gratuitously to customers, divided by the total number of rooms available for sale.

(10)         Represents total lodging revenues for the year divided by the total number of rooms available for sale during the year.

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

Our gaming operation is comprised of 2,362 slot machines situated within 64,272 square feet of gaming area.  Our slot machines include mechanical spinning reel slot machines and video lottery terminals with either coin-out or voucher-out functionality.  The gaming mix is comprised of 2,014 slot machines that dispense coins and 348 slot machines that dispense vouchers for patron winnings.  The gaming mix includes one progressive game that links multiple machines playing for a larger combined jackpot.

Our pari-mutuel operations consist of pari-mutuel wagering on live greyhound races and on greyhound, thoroughbred and harness events that are simulcast from other racetracks.  Our racetrack currently conducts eight live greyhound races each week and offers a mix of simulcast wagering every day.

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

The total cost of designing, developing, constructing and equipping the Wheeling Island expansion was approximately $69.0 million, including architectural fees.  During 2004, 2003 and 2002, we incurred capital expenditures relating to the Wheeling Island expansion of $0.8 million, $44.6 million and $21.6 million, respectively.

Casualty Loss

During September 2004, the Company’s gaming and racing facilities were damaged as a result of the flooding of the Ohio River.  As a consequence, the Company was forced to suspend all operations for several days.  The Company has recorded a casualty loss of $4.3 million for the year ended December 31, 2004 on the accompanying consolidated financial statement, which represents flood-related repairs incurred in 2004.  In addition, the Company has recorded a $0.3 million loss, which represents the net carrying value of equipment assets lost during the flood.  The equipment assets that were purchased to replace the lost equipment were recorded as capital expenditures on the accompanying consolidated financial statements and totaled $0.3 million.

The suspension of operations resulted in a loss of operating profits during the shut down period.  The Company expects a substantial portion of the flood repair costs and the lost profits to be recovered pursuant to the Company’s insurance program.  Such proceeds will be recognized when realized.

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

The State deducts a 10% surcharge from all amounts of NTI above a predetermined level, defined as the NTI generated for the State’s fiscal year ended June 30, 2001.  The remainder of the excess NTI is divided as follows: 50% is returned to the racetrack (of which 8% represents supplemental purse expense), 41% is paid to the State’s general revenue fund and the remaining 9% is divided among various state funds.  Of the total 10% surcharge, 42% is deposited in a capital reinvestment account attributable to each racetrack.  The racetrack is entitled to recoup monies in the capital reinvestment account for certain types of capital improvements made at the racetrack on a dollar-for-dollar basis.  All revenues derived from the operation of slot machines must initially be deposited with the Lottery Commission to be shared in accordance with the provisions of the

Lottery Act.

The Company accrues the expected surcharge amount ratably during the year based upon estimates of the actual amounts expected to be paid in each state fiscal year.  The recoupment of amounts held in the capital reinvestment account, and a similar fund held by the West Virginia Racing Commission to be used for racetrack capital improvements, are included in gaming revenues during the period in which they are earned and approved qualifying expenditures are made.  Excess qualifying expenditures may be carried forward for recoupment in future periods, subject to certain statutory limitations.  During 2004, the Company has recognized recoupments of $4,517 as elements of reported gaming revenue.

Valuation of Goodwill and Other Intangible Assets

The carrying value of long-lived assets, including goodwill and other intangible assets, are reviewed for impairment annually or more frequently whenever events or changes in circumstances indicate that the assets might be impaired.

On July 5, 2004, legislation was enacted in Pennsylvania permitting the introduction of slot machine gaming in that state. The newly enacted law provides for the establishment of a state gaming control board that will award fourteen licenses to operate slot machine gaming facilities in Pennsylvania.  Our primary market consists of the 150-mile radius around Wheeling and includes the western Pennsylvania market area that includes Pittsburgh.  Slot machine operators that are awarded licenses in western Pennsylvania will compete directly with us for customers in our market.

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

Preferred Player Program

Many of our customers are members of our frequent player program called the Preferred Player Club. The Preferred Player Club is a promotional tool used to develop customer loyalty by providing customers with reward incentives for increased levels of play.  Club members can accumulate points for casino wagering that can be redeemed for cash, food and beverages, lodging, entertainment, and retail products.  A liability is recorded for the estimate of unredeemed points based on redemption history. Points redeemed for cash are recognized as a reduction in revenues while points redeemed for food and beverage, lodging, entertainment, and other retail products are recognized as promotional expenses.

Results of Operations

2004 Compared to 2003

Gaming revenues were $100.4 million for the year ended December 31, 2004, an increase of $11.8 million, or 13.2%, from $88.6 million for the year ended December 31, 2003.  The increase was due to the increased gaming activity associated with the June 26, 2003 opening of the Wheeling Island expansion and the further expansion of the gaming operations that occurred in 2004 and the $2.3 million decrease in the redemption of Preferred Players Club points and coupons for cash offset partially by a $0.4 million increase in the accrued share of net terminal income and surcharge amount (net of recoupments) owed to the state of West Virginia and a $0.3 million non-recurring downward adjustment of gaming revenues resulting from a cumulative adjustment in the state’s computation of net terminal income.  These gaming revenue variances are explained below.

The Wheeling Island expansion increased the number of slot machines from 1,630 to 2,200 and added new lodging, food and beverage and entertainment amenities to the Wheeling Island complex.  The Wheeling Island expansion opened on June 26, 2003 and was only open for approximately six months during the twelve months ended December 31, 2003.  The full year impact of the Wheeling Island expansion and the further expansion of Wheeling Island’s gaming operations which increased the number of slot machines from 2,200 to 2,362 during 2004 resulted in higher levels of gaming activity which increased net terminal income from $167.8 million to $186.0 million or 10.8%.  The increase in gaming activity occurred despite the closure of the gaming facility for four days and portions of two other days as a result of the flooding of the Ohio River in September.

All cash redemptions of points earned by members in our Preferred Players Club and redemption of cash coupons provided to Preferred Players Club members are recognized as reductions in gaming revenues.  Total cash redemptions were $3.5 million for the year ended December 31, 2004, a decrease of $2.3 million or 39.2% from $5.8 million for the year ended December 31, 2003.  The decrease in cash redemptions despite increased membership in the Preferred Players Club is due to the elimination of cash coupons provided to Preferred Players Club members beginning in September 2003.

The State of West Virginia’s share of net terminal income above a predetermined level increases from 30.0% to 41.0% during a State fiscal year.  In addition, the State retains a 10.0% surcharge from all net terminal income in excess of the predetermined level for the State fiscal year.  Of the total 10.0% surcharge, 42.0% can be recouped for certain types of capital investments made at the facility.  We accrue for the State’s increased share of net terminal income and the expected surcharge amounts (net of recoupments) ratably throughout the State fiscal year.  The State’s percentage share of net terminal income increased during the year ended December 31, 2004 due to estimated increases in net terminal income that were subject to the higher percentage paid to the state (41.0%) and the 10.0% surcharge (net of recoupments).  As a result, gaming revenue derived from slot machines as a percentage of net terminal income decreased from 56.3% to 56.0%.

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

Pari-mutuel revenues for the year ended December 31, 2004 were $6.8 million, a $0.9 million decrease, or 11.2%, from $7.7 million for the year ended December 31, 2003.  The $0.9 million decrease is due to a $5.5 million decrease in wagering handle on our live races and a $0.4 million decrease in wagering handle on our simulcast races.  The decrease in wagering handle on our live and simulcast races was due primarily to the cancellation of 33 live and 10 simulcast performances during the shutdown of racing operations caused by the flooding of the Ohio River in September.

Food and Beverage revenues for the year ended December 31, 2004 were $7.8 million, an increase of $1.7 million, or 28.3%, from $6.1 million for the year ended December 31, 2003.  The increase in food and beverage revenues is due primarily to the full year impact of the June 26, 2003 opening of a new fine dining restaurant, a casual dining restaurant, a food court and two bar areas in connection with the Wheeling Island expansion, offset partially by the increase in the number of food and beverage complimentaries provided to Preferred Players Club members through point redemptions and coupons.

Lodging revenues were $2.5 million for the year ended December 31, 2004, an increase of $1.0 million, or 60.1%, from $1.5 million for the year ended December 31, 2003.  The increase in lodging revenues is due primarily to the full year impact of the 151-room hotel that opened on June 26, 2003 offset partially by an increase in discounted room rate offerings.

Other revenues were $1.9 million for the year ended December 31, 2004, an increase of $0.5 million, or 43.5%, from $1.4 million for the year ended December 31, 2003.  The increase in other revenues is due primarily to increased ATM fee income related to the increase in gaming activity and an increase in the ATM fee charge and increased retail revenue associated with the full year impact of the June 26, 2003 opening of the new gift shop.

Purse expenses for the year ended December 31, 2004 were $21.5 million, an increase of $1.4 million, or 6.6%, from $20.1 million for the prior fiscal year.  The $1.4 million increase was due to the increase in gaming purse expense associated with the increase in net terminal income to $186.0 million for the year ended December 31, 2004 from $167.8 million for the year ended December 31, 2003.  Such increase in purse expenses was offset partially by a $0.4 million decrease in the accrued purse share of net terminal income and a $0.2 million decrease in pari-mutuel purse expense.  The state of West Virginia’s share of net terminal income above a predetermined level increases from 30.0% to 41.0% during the state fiscal year.  In addition, the state deducts a 10.0% surcharge from all net terminal income in excess of the predetermined level for the state fiscal year.  The purse share of all excess net terminal income amounts remaining after the surcharge deduction is 8.0% as compared to 14.0% for all net terminal income before the predetermined level.  We accrue for the expected decrease in the purse share of net terminal income ratably throughout the state fiscal year.  The purse share of net terminal income decreased during the year ended December 31, 2004 due to estimated increases in net terminal income that were subject to the 10.0% surcharge and the lower percentage paid to purses (8%) after the surcharge deduction.  As a result, gaming purse expense as a percentage of net terminal income decreased from 11.0% to 10.8%.  The $0.2 million decrease in pari-mutuel purse expense is due to the $5.5 million decrease in wagering handle on our live races due primarily to the cancellation of several performances due to the closure of the racetrack facility caused by the flooding of the Ohio River in September.

Gaming expenses were $7.4 million for the year ended December 31, 2004, an increase of $0.4 million, or 5.9%, from $7.0 million for the year ended December 31, 2003.  The increase in gaming expenses is due primarily to a $1.9 million increase in gaming payroll costs associated with the full year impact of the Wheeling Island expansion and the in-house labor dedicated to the technical maintenance of the Company’s slot machines which was previously provided by a contracted service and $0.5 million of licensee fee costs for licensed slot games offset partially by (i) the recording in 2004 of a $0.6 million recovery of previously recorded cash shortages (ii) the recording of a $0.7 million cash shortage during 2003 and (iii) a $0.7 million decrease in contract services costs relating to the technical maintenance of the Company’s slot machines.

Pari-mutuel expenses were $3.5 million for the year ended December 31, 2004, a decrease of $0.3 million, or 6.7%, from $3.8 million for the year ended December 31, 2003.  The decrease in pari-mutuel expenses is due primarily to lower expenses associated with the cancellation of 33 live and 10 simulcast performances during the shutdown of racing operations caused by the flooding of the Ohio River in September.

Food and beverage expenses for the year ended December 31, 2004 were $8.4 million, an increase of $1.5 million, or 23.1%, from $6.9 million for the prior year.  The increase in food and beverage expenses is due principally to a $1.1 million increase in payroll costs related to the opening of a new fine dining restaurant, a casual restaurant, a food court and two bar areas on June 26, 2003, and a $0.5 million increase in cost of sales associated with the $1.7 million increase in food and beverage revenues.

Lodging expenses were $1.2 million for the year ended December 31, 2004, an increase of $0.4 million, or 53.0%, from $0.8 million for the year ended December 31, 2003.  The increase in lodging expenses is due to the full year impact of the 151-room hotel that opened on June 26, 2003 offset partially by cost decreases associated with the closure of the hotel facility during the flood.

Other expenses were $0.7 million for the year ended December 31, 2004, an increase of $0.4 million from $0.3 million for the year ended December 31, 2003.  The increase in other expenses is due primarily to the costs associated with the retail gift shop and multi-purpose showroom that opened on June 26, 2003.

Marketing and promotions expenses for the year ended December 31, 2004 were $8.3 million, an increase of $1.7 million, or 25.7%, from $6.6 million for the prior year.  The increase in marketing and promotions expense is due primarily to a $1.3 million increase in costs associated with complimentaries and higher Preferred Players Club point redemptions for non-cash items, a $0.3 million increase in media and advertising expense and a $0.2 million increase in marketing payroll costs.

Facilities and maintenance expenses for the year ended December 31, 2004 were $9.7 million, an increase of $2.4 million, or 32.8%, from $7.3 million for the year ended December 31, 2003.  The increase in facilities and maintenance expense is due primarily to a $0.7 million increase in security and cleaning payroll costs, a $0.7 million increase in real property and personal property taxes, a $0.7 million increase in insurance premiums paid for liability and property coverage and a $0.2 million increase in utilities expense related to the full year impact of the opening of the Wheeling Island expansion.

General and administrative, or G&A, expenses for the year ended December 31, 2004 were $6.4 million, an increase of $1.3 million, or 25.2% from $5.1 million for the year ended December 31, 2003.  The increase in G&A expense was due primarily to a $0.7 million increase in administrative payroll and employment related costs for staff additions associated with the Wheeling Island expansion, a $0.3 million increase in administrative services fees paid to the shareholder and a $0.2 million increase in other professional services costs.

Depreciation and amortization expenses for the year ended December 31, 2004 were $11.7 million, a $2.1 million, or 21.4% increase from $9.6 million for the prior year.  The increase was due primarily to the full year impact of increased depreciation expense associated with the $63.6 million of Wheeling Island expansion assets that were added to our buildings, improvements and equipment accounts in 2003 and $5.1 million of additional assets that were added to our buildings, improvements and equipment accounts during the twelve months ended December 31, 2004.

Interest expense was $14.3 million for the year ended December 31, 2004, an increase of $0.3 million, or 2.3%, from $14.0 million for the year ended December 31, 2003.  The $0.3 million of increased interest expense is due primarily to increased borrowings under our revolving credit facility for the six months ended June 26, 2004 as compared to last year and the capitalization of $0.2 million of interest expense in June 2003, related to borrowings under our revolving credit facility to fund the Wheeling Island expansion expenditures offset partially by the lower interest expense associated with decreased borrowings under our revolving credit facility during the six months ended December 31, 2004 as compared to last year.

A casualty loss due to the flood of $4.3 million was recorded for the year ended December 31, 2004.  Such loss represents the repair costs incurred in 2004 related to the flooding of the Ohio River in September.  No such expense was recorded in 2003.

Other expense for the twelve months ended December 31, 2004 was $0.3 million and primarily represents the loss on the disposition of equipment assets destroyed by the flooding of the Ohio River in September.  No such expense was recorded in 2003.

Income tax expense was $7.6 million for the year ended December 31, 2004, a decrease of $0.7 million, or 8.8%, from $8.3 million for the year ended December 31, 2003.  The decrease was directly attributable to the $2.1 million decrease in income before income taxes from $23.7 million for the year ended December 31, 2003 to $21.6 million for the year ended December 31, 2004.  Income tax expense for the year ended December 31, 2004 was based on an effective tax rate of 35.0%.  Income tax expense for the year ended December 31, 2003 was based on an effective tax rate of 35.1%.

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

As previously explained, the Company records the percentage of net terminal income due to the State ratably throughout the state fiscal year based on expected net terminal income during that year.  Due to the opening of the Wheeling Island expansion a higher estimate of net terminal income was used in 2003.  As a result, gaming revenue derived from slot machines as a percentage of net terminal income decreased from 57.6% to 56.3%.

All cash redemptions of points earned by members in our Preferred Players Club and redemption of cash coupons provided to Preferred Players Club members are recognized as reductions in gaming revenues.  Such cash redemptions were $5.8 million for the year ended December 31, 2003, an increase of $1.9 million, or 50.1%, from $3.9 million for the year ended December 31, 2002.  The increase in cash redemptions is due to the increase in player club membership from 167,405 at December 31, 2002 to 249,298 at December 31, 2003 and a revision in Preferred Players Club reward incentives in October 2002 that allowed instantaneous redemptions of points for cash.

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

Purse expenses were $20.1 million for the year ended December 31, 2003, an increase of $1.3 million, or 7.2%, from $18.8 million for the year ended December 31, 2002.  The $1.3 million increase was due to a $2.7 million increase in gaming purse expense associated with an increase in net terminal income to $167.8 million for the year ended December 31, 2003, from $143.2 million for the year ended December 31, 2002, offset partially by a $1.1 million decrease in gaming purse expense due to a decrease in the accrued purse share of net terminal income, and a $0.2 million decrease in pari-mutuel purse expense.  As explained previously, the expected decrease in the purse share of net terminal income is accrued ratably throughout the State fiscal year based on the expected net terminal income for that State fiscal year.  As a result of using a higher estimate of net terminal income in 2003, gaming purse expense as a percentage of net terminal income decreased from 11.8% to 11.0%.  The $0.2 million decrease in pari-mutuel purse expense is due primarily to a $5.0 million decrease in wagering handle on our live races.

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

Lodging expenses were $0.8 million for the year ended December 31, 2003.  Lodging expenses represent all expenses directly related to the operation of the 151-room hotel, which opened on June 26, 2003.

Other expenses were $0.3 million for the year ended December 31, 2003.  Other expenses represent retail and entertainment costs related to the new retail shop and multi-purpose showroom, which opened on June 26, 2003.

Marketing and promotions expense were $6.6 million for the year ended December 31, 2003, an increase of $0.6 million, or 8.6%, from $6.0 million for the year ended December 31, 2002.  The increase in marketing and promotions expenses is due primarily to a $0.4 million increase in payroll costs related to the opening of the Wheeling Island expansion, a $0.4 million increase in advertising costs, and a $0.2 million increase in consulting costs, offset partially by a $0.6 million decrease in costs associated with merchandise giveaways and other promotional events.

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

General and administrative (or G&A), expenses were $5.1 million for the year ended December 31, 2003, an increase of $1.2 million, or 30.9%, from $3.9 million for the year ended December 31, 2002.  The increase in G&A expense was due primarily to a $0.5 million increase in payroll costs related to staff additions associated with the opening of the Wheeling Island expansion, a $0.3 million increase in other professional services costs and a $0.2 million increase in administrative services fees paid to the shareholder.

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

Liquidity and Capital Resources

As of December 31, 2004 we had cash and cash equivalents of $10.5 million.  Our principal source of liquidity during the year ended December 31, 2004 consisted of cash provided by operating activities.  As of December 31, 2003 we had cash and cash equivalents of $9.5 million.  Our principal source of liquidity for the year ended December 31, 2003 consisted of cash provided by operating activities and borrowings from our $50.0 million revolving credit facility.

Cash provided by operating activities for the year ended December 31, 2004 was $34.5 million as compared to $28.2 million for the year ended December 31, 2003.  The $6.3 million increase was due to (i) a $13.9 million decrease in the change in working capital due primarily to a $7.8 million decrease in the change in receivables relating to the timing of the receipt of the capital improvement fund recoupments from the state of West Virginia, a $2.4 million decrease in prepaid income taxes and a $1.8 million increase in accounts payable affiliate, (ii) a $2.3 million increase in non-cash depreciation and amortization and other non-cash adjustments offset partially by a $8.6 million decrease in the change in deferred income taxes liability relating to various income tax adjustments made as a result of the IRS review in 2004 and the 2003 increase in our differential between our book and tax basis depreciation and a $1.4 million decrease in net income.

Cash used in investing activities for the year ended December 31, 2004 and 2003 was $5.0 million and $47.1 million respectively.  The $42.1 million decrease in cash used for investing activities was due primarily to the $44.6 million of capital expenditures incurred for the Wheeling Island expansion in 2003.

Cash used in financing activities for the year ended December 31, 2004 was $28.5 million or $49.0 million lower than the $20.5 million of cash provided by financing activities for the year ended December 31, 2003.

The $49.0 million decrease in cash provided by (used in) financing activities is due to the $16.8 million of repayments made under our revolving credit facility during the year ended December 31, 2004 as compared to the $32.5 million of borrowings made under the revolving credit facility during the year ended December 31, 2003 and a $0.5 million increase in the dividends paid to the shareholder offset partially by a $0.7 million change in cash overdrafts for the year ended December 31, 2004.  As of December 31, 2004 we have drawn $17.3 million against the revolving credit facility and the total commitment balance was $34.4 million.  During the next twelve months the commitment balance will be reduced to $25.0 million.

We believe our cash provided by future operating activities, as well as availability under our revolving credit facility, will provide sufficient funding for our future working capital needs and capital expenditures.

Contractual Obligations and Commitments

The following table reflects our contractual obligations and commitments:

	Payments Due by period (in thousands)
($000)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long Term Debt	$142,250	$0	$17,250	$125,000	$0
Total Contractual Obligations and Commitments	$142,250	$0	$17,250	$125,000	$0

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and accompanying footnotes are set forth on pages F-1 through F-14 of this report.

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

During 2004 the Company recovered $0.6 million of previously recorded cash shortages.  The cash recovery resulted from a cumulative downward adjustment of the state’s computation of net terminal income to more properly account for the initial settings of progressive jackpot payouts during the last three years.

ITEM 9B.  OTHER MATTERS

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth the names, ages and positions of our directors and executive officers.

Name	Age	Position and Office Held

Charles E. Moran, Jr.	54	Chairman of the Board
Thomas A. Cooper	68	Director, Chairman of Audit Committee
William R. Greiner	70	Director, Member of Audit Committee
William J. Bissett	56	Director
Ronald A. Sultemeier	56	Chief Executive Officer
Geoffry P. Andres	38	President
Eric H. Persson	31	Vice President of Operations
James J. Rafferty	49	Vice President of Marketing
Michael D. Corbin	43	Vice President of Finance
Dean J. Lawrence	37	Vice President of Finance

Charles E. Moran, Jr.  Mr. Moran was appointed as a director and named Chairman of the Board in August of 2004. Mr. Moran has served as the President and Chief Operating Officer of Delaware North Companies, Inc. since January 2004.  For 2002 and 2003, Mr. Moran served as Chief Financial Officer of Delaware North.  Mr. Moran joined CA One Services, Inc., a Delaware North subsidiary as Vice President of Finance in 1992.  Mr. Moran was appointed President of CA One Services in 1997.

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

William R. Greiner.  Mr. Greiner was appointed as a director and named a member of the Audit Committee in January 2003.  Mr. Greiner is a law professor at the University at Buffalo, the State University of New York.  From 1991 to 2003, Mr. Greiner was served as the University’s President and from 1984 through 1991, Mr. Greiner served as the University’s Senior Vice President and Provost.  From 1980 through August 1984, Mr. Greiner served as the University’s Associate Vice President for Academic Affairs and Chief Academic Officer for the Division of Academic Affairs.

William J. Bissett.  Mr. Bissett has served as a director since October 1994.  Mr. Bissett has served as Vice President, Government Affairs and Community Relations for Delaware North since March 1995, overseeing all government relations activities, including interaction with legislative and regulatory agencies at all levels of government.  From June 1992 to March 1995, Mr. Bissett served as President of Delaware North G&E.

Ronald A. Sultemeier.  Mr. Sultemeier was appointed as our Chief Executive Officer in March 2003.  From October 1994 to November 2001, Mr. Sultemeier served as our Vice President and Treasurer.  Mr. Sultemeier also served as a director from October 1994 through January 2003.  Mr. Sultemeier joined Delaware North G&E in January 1994 and became President in 1995.  From January 1981 to December 1993, Mr. Sultemeier held various senior management positions at several greyhound racetracks, including Tucson Greyhound Park, Dairyland Greyhound Park and The Woodlands.

Geoffry P. Andres.  Mr. Andres was appointed as our President in January 2004.  From 1988 to 2003, Mr. Andres worked for Harrah’s Entertainment, Inc. in various management positions, including Vice President of Casino Operations for their New Orleans Casino and their Shreveport Casino Hotel.  From 1998 to 2001, Mr. Andres served as Director of Table Games for Harrah’s Las Vegas Casino and from 1997 to 1998 served as Director of Slot Operations for Harrah’s Lake Tahoe Casino.

Eric H. Persson.  Mr. Persson was appointed Vice President of Operations in March 2004.  From February 2000 to March 2004, Mr. Persson served in various management capacities at different gaming properties for Harrah’s Entertainment, Inc., including Director of Table Games at Harrah’s Prairie Band in Topeka, Kansas.  From 1999 to February 2000, Mr. Persson served as Assistance Research Director for the American Gaming Association.

James J. Rafferty.  Mr. Rafferty was appointed Vice President of Marketing in January 2003.  From August 2001 through January 2003, Mr. Rafferty was self-employed as a gaming consultant and was a contributing columnist for the Global Gaming Business Magazine.  From 1995 through 2001, Mr. Rafferty served as Senior Vice President of Corporate Marketing for Harvey’s Casino Resorts.

Michael D. Corbin.  Mr. Corbin was appointed as a Vice President of Finance in November 2001.  Mr. Corbin has been the Controller for Delaware North G&E since April 1996.  Prior to that position, he was Senior Financial Analyst for Delaware North.

Dean J. Lawrence.  Mr. Lawrence was appointed as a Vice President of Finance in February 2005.  From 2000 to 2005 Mr. Lawrence was employed by Harrah’s Entertainment, Inc. in various financial management positions including Director of Finance for Harrah’s Louisiana Downs.

Audit Committee of the Board of Directors

The Board of Directors has an Audit Committee, which held five meetings in fiscal 2004.  The Audit Committee currently consists of Messrs. Cooper and Greiner.  The Board of Directors has determined that Thomas A. Cooper is an “audit committee financial expert,” within the meaning of the rules of the Securities and Exchange Commission.  Both Mr. Cooper and Mr. Greiner qualify as “independent” as such term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act assuming the listing standards of the National Association of Securities Dealers, Inc. applied.

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

ITEM 11.  EXECUTIVE COMPENSATION

Remuneration of Directors

Outside directors are compensated for their services as follows:

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

Compensation of Executive Officers

The following table sets forth for our fiscal years ended December 31, 2002, December 31, 2003 and December 31, 2004, in prescribed format, the compensation awarded, paid to or earned by our chief executive officer and the other four most highly compensated “executive officers” whose compensation exceeded $100,000 at December 31, 2004 (the “Named Executive Officers”):

	Annual Compensation
	Year	Salary $	Bonus $

Ronald A. Sultemeier (1)	2004	251,000	81,875
Chief Executive Officer	2003	245,000	0
	2002	240,000	100,000

Geoffry P. Andres (2)	2004	213,942	93,355
President	2003	—	—
	2002	—	—

James J. Rafferty	2004	166,769	31,800
Vice President of Marketing	2003	144,615	12,532
	2002	—	—

Eric H. Persson (3)	2004	109,991	25,313
Vice president of Operations	2003	—	—
	2002	—	—

Janie Libby	2004	91,307	10,649
Director of Human Resources	2003	85,000	8,500
	2002	41,407	4,250

Scott L. Cooper (4)	2004	19,583	0
President	2003	235,000	0
	2002	230,000	61,000

Alex M. Tucker (5)	2004	15,846	0
Director of Slot Operations	2003	103,000	10,300
	2002	100,000	17,000

(1)                Ronald A. Sultemeier is compensated by Delaware North G&E in his capacity as President of that company.

(2)                In January 2004, Geoffry P. Andres became our President and at that time received a $50,000 bonus.  His annual salary is $215,000.

(3)                Eric H. Persson became our Vice President of Operations in March of 2004.  His annual salary is $135,000.

(4)                Scott L. Cooper resigned as our President in January 2004.

(5)                Alex M. Tucker resigned as Director of Slot Operations in February 2004.

REPORT OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

Compensation of executive officers and the Chief Executive Officer is governed by the executive compensation philosophy, policy and procedures of Delaware North.  Annual base salary and variable compensation for each named executive officer, is reviewed and approved by the compensation committee of the Delaware North Board of Directors or the Compensation Committee.

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

The Board of Directors periodically reviews the components of compensation for our executive officers on the basis of its philosophy and goals.

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

Chief Executive Officer Compensation

The salary compensation of the Chief Executive Officer is reviewed annually by the Compensation Committee.

The bonus compensation of the Chief Executive Officer is computed as a percentage of base salary ranging from a minimum of 0% to a maximum of 50%.  The actual percentage of base salary earned as bonus compensation is based upon the achievement of the specific pre-established financial and strategic performance objectives.

THE BOARD OF DIRECTORS

Charles E. Moran, Jr.
Thomas A. Cooper
William R. Greiner
William J. Bissett

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

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class

Delaware North Companies Gaming & Entertainment, Inc. (1)	500	100%
Ronald A. Sultemeier	0	0
Geoffry P. Andres	0	0
Eric H. Persson	0	0
James J. Rafferty	0	0
Michael D. Corbin	0	0
Dean J. Lawrence	0	0
William J. Bissett	0	0
Charles E. Moran, Jr.	0	0
Thomas A. Cooper	0	0
William R. Greiner	0	0
All executive officers and directors as a group (8 persons)	0	0

(1)          The address for Delaware North Companies Gaming & Entertainment, Inc. is 40 Fountain Plaza, Buffalo, New York 14202.

Delaware North Companies Gaming & Entertainment, Inc. is our sole shareholder, and thus exercises control over all matters that require approval by our shareholders, including the election of directors and the approval of significant transactions.  There can be no assurance that the interests of Delaware North G&E will not conflict with the interests of the holders of our debt.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Upon the closing of the $125.0 million of unsecured senior notes in December 2001, we entered into an administrative services agreement with Delaware North G&E and Delaware North.  Pursuant to this administrative services agreement, Delaware North G&E receives an annual administrative services fee that is equal to the greater of 1.5% of preceding year total operating revenues or $1.2 million for certain administrative support services provided to us by Delaware North G&E and Delaware North.  During 2004, 2003, and 2002, we recorded administrative service fees of $1.7 million, $1.5 million, and $1.3 million, respectively, under this agreement.

We invest our excess cash in a segregated account administered by Delaware North under its centralized cash management program.  At December 31, 2004 and December 31, 2003, we had $0.1 million and $0.4 million invested with Delaware North, respectively.  During 2004, 2003 and 2002, we earned $11,000, $16,000 and $0.1 million on these invested cash balances, respectively.

A tax sharing agreement with Delaware North and Delaware North G&E provides for payment by us to Delaware North of amounts representing not more than the amount of tax that would be payable by us had we and our subsidiaries filed a separate consolidated or combined tax return as a Subchapter C corporation for the relevant taxing jurisdiction (less any tax directly paid by such persons with respect to such period).

We participate in a comprehensive insurance program maintained by Delaware North.  Risk-based premiums charged by and reimbursed to Delaware North amounted to $1.6 million in 2004, $1.0 million in 2003 and $0.6 million in 2002.

In December 2004, we paid a cash dividend of $12.5 million to Delaware North G&E.  A $12.0 million cash dividend was paid to Delaware North G&E in 2003.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table summarizes fees billed to the Company for fiscal 2004 and for the fiscal year ended December 31, 2003:

	Fiscal 2004	Fiscal 2003
Audit Fees-Annual Audit and Quarterly Reviews	$136,500	$139,500
Audit-Related Fees	0	20,000
Tax Fees:-	0	0
Tax Consulting, Advisory Services	0	0
Tax Compliance, Planning and Preparation	0	0
All Other Fees	0	0
Total Fees	$136,500	$159,500

The audit fees in the above table are related to the audit of our year-end financial statements and the review of our interim financial statements.  Audit related fees are those fees associated with a review of our vault accounting procedures and related internal controls in 2003.  All such accounting fees and services are approved by the Audit Committee at the beginning of each respective year in accordance with the Audit Committee’s pre-approval procedures.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as part of the Form 10-K

1.               The Consolidated Financial Statements of the Company filed as part of this report are listed in the table of contents on page F-1.

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

WHEELING ISLAND GAMING, INC.

By:	/s/Ronald A. Sultemeier
Ronald A. Sultemeier
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/Ronald A. Sultemeier	Chief Executive Officer	March 31, 2005
Ronald A. Sultemeier	(principal executive officer)

/s/Michael D. Corbin	Vice President of Finance	March 31, 2005
Michael D. Corbin	(principal financial officer and principal
accounting officer)

/s/Charles E. Moran, Jr.	Chairman of the Board	March 31, 2005
Charles E. Moran, Jr.

/s/William J. Bissett	Director	March 31, 2005
William J. Bissett

/s/Thomas A. Cooper	Director	March 31, 2005
Thomas A. Cooper

/s/William R. Greiner	Director	March 31, 2005
William R. Greiner

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Certificate of Incorporation of Wheeling Island Gaming, Inc. (the “Company”) (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4 (Registration No. 333-81778))

3.2	Restated By-laws of the Company (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for fiscal year ended on December 31, 2002 (Registration No. 333-81778))

4.1

Indenture, dated as of December 19, 2001, by and among the Company, the Guarantors (as defined therein) and U.S. Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4 (Registration No. 333-81778))

4.2	Notation of Guarantee, WDRA Food Service, Inc. (“WDRA”) as Guarantor (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-4 (Registration No. 333-81778))

4.3

Notation of Guarantee, Wheeling Land Development Corp. (“Wheeling Land”) as Guarantor (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-4 (Registration No. 333-81778))

4.4

Registration Rights Agreement, dated as of December 19, 2001, by and among the Company as Issuer, WDRA and Wheeling Land as Guarantors and Banc of America Securities LLC and Wells Fargo Brokerage Services LLC (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-4 (Registration No. 333-81778))

10.1

Amended and Restated Loan Agreement, dated as of December 14, 2001, by and among the Company as Borrower, the Lenders and Syndication Agent referred to therein and Bank of America, N.A. as Administrative Agent for itself and the other Lenders (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-4 (Registration No. 333-81778))

10.2

Purchase Agreement, dated as of December 12, 2001, by and among the Company as Issuer, WDRA and Wheeling Land as Guarantors and Banc of America Securities LLC and Wells Fargo Brokerage Services LLC (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-4 (Registration No. 333-81778))

10.3

Stock Redemption Agreement, dated as of November 16, 2001, by and among the Company, WHX Entertainment Corp. and Sportsystems Corporation (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-4 (Registration No. 333-81778))

10.4

Advisory Services Agreement, dated as of November 16, 2001, by and between the Company and Delaware North Companies, Incorporated (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-4 (Registration No. 333-81778))

10.5	Administrative Services Agreement, effective as of December 19, 2001, by and among the Company, Sportsystems Corporation and Delaware North Companies, Incorporated (incorporated by reference to

Exhibit 10.5 of the Company’s Registration Statement on Form S-4 (Registration No. 333-81778))

10.6

Tax Sharing Agreement, effective as of December 20, 2001, by and among Delaware North Companies, Incorporated, Sportsystems Corporation and the Company for itself and its subsidiaries (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-4 (Registration No. 333-81778))

10.7

Agreement dated as of September 1, 2001 between the Company and Louis P. Ciminelli Construction Company, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for fiscal year ended on December 31, 2002 (Registration No. 333-81778))

21.1	List of subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-4 (Registration No. 333-81778))

31.1	Certification by Chief Executive Officer of the Company as required by Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by President of the Company as required by Section 302 of the Sarbanes-Oxley Act of 2002*

31.3	Certification by Chief Financial Officer of the Company as required by Section 302 of the Sarbanes-Oxley Act of 2002*

*                                         Filed herewith.

Report of Registered Public Accounting Firm

To the Board of Directors and Shareholder of

Wheeling Island Gaming, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and of cash flows present fairly, in all material respects, the financial position of Wheeling Island Gaming, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used, and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Buffalo, New York

March 15, 2005

WHEELING ISLAND GAMING, INC.

Consolidated Balance Sheets

($000’s omitted)

	December 31,
	2004	2003
Assets

Current assets:
Cash and cash equivalents	$10,509	$9,517
Receivables	3,547	6,885
Prepaid expenses and other assets	1,266	1,190
Prepaid income taxes	—	2,390
Deferred income taxes	1,914	154

Total current assets	17,236	20,136

Property and equipment, net	92,685	96,308
Operating Licenses	65,919	65,919
Goodwill	32,221	32,221
Non-compete covenant	5,902	8,902
Other intangible assets	2,209	2,278
Debt issuance costs	3,914	4,752

Total assets	220,086	230,516

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable - trade	4,241	3,391
Accounts payable - affiliate	3,024	1,192
Accrued expenses	9,201	6,746
Income taxes payable	772	—

Total current liabilities	17,238	11,329

Long-term debt	142,250	159,000
Deferred income tax	28,210	29,307

Total liabilities	187,698	199,636

Shareholders’ equity:
Common stock, $1 par value, 500 shares authorized, issued and outstanding in 2004 and 2003, respectively	1	1
Additional paid-in capital	5,915	5,915
Retained earnings	26,472	24,964

Total shareholders’ equity	32,388	30,880

Total liabilities and shareholder’s equity	220,086	$230,516

The accompanying notes are an integral part of these financial statements

WHEELING ISLAND GAMING, INC.

Consolidated Statement of Operations

($000’s omitted)

	Year ended December 31,
	2004	2003	2002

Operating revenue:
Gaming revenue	$100,378	$88,634	$78,550
Pari-mutuel revenue	6,841	7,704	8,639
Food & beverage revenue	7,782	6,066	4,913
Lodging revenue	2,468	1,542	—
Other revenue	1,947	1,357	790
	119,416	105,303	92,892

Operating expenses:
Purse expense	21,473	20,147	18,799
Gaming costs	7,440	7,025	4,397
Pari-mutuel costs	3,521	3,772	4,049
Food & beverage costs	8,444	6,857	5,617
Lodging expenses	1,239	810	—
Other expenses	739	339	—
Marketing and promotions	8,258	6,568	6,046
Facilities and maintenance	9,704	7,309	5,176
General and administrative	6,404	5,117	3,909
Depreciation and amortization	11,693	9,630	7,483

	78,915	67,574	55,476

Operating income	40,501	37,729	37,416
Interest expense, net	(14,338)	(14,013)	(13,939)
Casualty loss	(4,308)	—	—
Other income (expense), net	(254)	1	(333)
Income before income tax	21,601	23,717	23,144
Income tax expense	7,593	8,325	8,303

Net Income	$14,008	$15,392	$14,841

The accompanying notes are an integral part of these financial statements

WHEELING ISLAND GAMING, INC.

Consolidated Statements of Cash Flows

($000’s omitted)

	Years ended December 31,
	2004	2003	2002

Cash flows relating to operating activities:

Net Income	$14,008	$15,392	$14,841
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	11,693	9,630	7,483
Deferred income tax	(2,857)	5,715	(1,718)
Other	1,148	838	1,144
Change in assets and liabilities:
Receivables	3,338	(4,446)	(1,259)
Prepaid expenses and other assets	(76)	(711)	(39)
Prepaid income taxes	2,390	(1,323)	(1,024)
Accounts payable - trade	(224)	1,883	(1,009)
Accrued expenses - affiliate	1,832	(1,249)	2,441
Accrued expenses	2,455	2,473	1,557
Income taxes payable	772	—	—

Net cash provided by operating activities	34,479	28,202	22,417

Cash flows relating to investing activities:
Payments for capital expenditures	(4,993)	(47,052)	(25,381)

Cash flows relating to financing activities:
Change in cash overdrafts	756	—	—
Proceeds from long-term borrowings	—	32,500	1,500
Repayment of long-term borrowings	(16,750)	—	—
Debt issuance costs and other	—	—	(572)
Dividends paid	(12,500)	(12,000)	—
Net cash provided by (used) financing activities	(28,494)	20,500	928

Net (decrease) increase in cash	992	1,650	(2,036)

Cash balances:
Beginning of period	9,517	7,867	9,903

End of period	$10,509	$9,517	$7,867

Supplemental disclosure:
Cash paid during the period for -
Income taxes	$7,288	$3,933	$11,045

Interest	$13,473	$13,579	$12,750

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

The Company is a wholly owned subsidiary of Delaware North Companies Gaming & Entertainment, Inc. (DNC G&E).  Prior to October 2004, DNC G&E was Sportsystems Corporation.  DNC G&E is a wholly owned subsidiary of Delaware North Companies, Incorporated (DNC).

Principles of consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries, which consist of WDRA Food Service, Inc. and Wheeling Land Development Corp.  All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents.  Interest-bearing time deposits of $134 and $434 are included in cash and cash equivalents as of December 31, 2004 and 2003, respectively.

Fair value of financial instruments

The carrying value of the Company’s cash and cash equivalents, trade and other receivables and trade payables approximates fair value primarily because of the short maturities of these instruments.  The fair market value of the Company’s Senior Notes at December 31, 2004 is $135.0 million based on their trading value in the open market.  The Company’s Revolving Credit Facility approximates fair value based upon its market-based variable interest rate.

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

To assess goodwill and indefinite lived intangible assets for impairment, an assessment of the carrying value of the Company is performed on an annual basis or when events and changes in circumstances occur that would more likely than not reduce the fair value of the Company below carrying value.  If the carrying value of the Company exceeds its fair value, the second step in the assessment process would be performed and an impairment charge to earnings would be recorded to the extent the carrying amount of the our goodwill and indefinite-lived intangible assets exceed its implied fair value.  The fair value is generally estimated through internal analysis, which utilizes an income valuation approach through the application of the traditional discounted cash flow method.

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

Preferred Player Program

The Company offers a program whereby participants can accumulate points for casino wagering that can currently be redeemed for cash, food and beverages, and retail offers.  A liability is recorded for the estimate of unredeemed points based on the Company’s redemption history.  Points redeemed for cash are recognized as a reduction in revenues while points redeemed for food and beverage and other retail offers are recognized as promotional expenses.  See further discussion in Note 2.

Advertising costs

Advertising costs are charged to operations when incurred.  During 2004, 2003 and 2002, respectively, advertising expense totaled $1,401, $1,116, and $703.

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

The federal taxable income of the Company is included in the consolidated federal income tax return of DNC and subsidiaries.  Pursuant to a tax sharing agreement, the portion of the consolidated federal income tax provision allocated to the Company is that which would result if the Company filed a federal income tax return with its subsidiaries on a stand-alone basis.  Federal income taxes included in the accompanying balance sheets at December 31, 2004 and December 31, 2003 are due to DNC.

Reclassification of balances

Certain prior year amounts have been reclassified in order to conform to the presentation used in the 2004 financial statements.

Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates are particularly important in the evaluation for impairment of goodwill and other intangible assets.  Actual results could differ from those estimates.

2.                          Revenues and costs

Under annually renewable licenses granted by the State of West Virginia Lottery Commission, the Company operated 2,362 slot machines, 2,200 slot machines and 1,623 slot machines at December 31, 2004, 2003 and 2002, respectively.

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

The State deducts a 10% surcharge from all amounts of NTI above a predetermined level, defined as the

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

The Company accrues the expected surcharge amount ratably during the year based upon estimates of the actual amounts expected to be paid in each state fiscal year.  The recoupment of amounts held in the capital reinvestment account, and a similar fund held by the West Virginia Racing Commission to be used for racetrack capital improvements, are included in gaming revenues during the period in which they are earned and approved qualifying expenditures made.  Excess qualifying expenditures may be carried forward for recoupment in future periods, subject to certain statutory limitations.  During 2004, the Company recognized recoupments of $4,517 as an element of reported gaming revenue.

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

Under annually renewable licenses granted by the State of West Virginia Racing Commission, the Company conducts live racing events and simulcasts races from other racetrack facilities.  The Company operated 383, 391 and 411 live racing events and simulcasted 719, 719 and 723 events during 2004, 2003 and 2002, respectively.  The Commission has approved the Company’s 392 live racing events for the 2005 meet.

Pari-mutuel revenue represents the Company’s commissions earned from on-site pari-mutuel wagering during live racing and simulcasting, net of state pari-mutuel taxes and simulcast commissions paid.  These commissions are calculated as specified by applicable state statutes based on percentages applied to various types of pari-mutuel wagering pools.  State pari-mutuel taxes and simulcast commissions paid are based on specified percentages of the wagering pools. The Company also receives commissions for its events, which are simulcast to other racetrack facilities.  These commissions are based upon contractual percentages of amounts wagered or stated amounts per performance.  A portion of the Company’s pari-mutuel revenue and interest earned thereon are restricted by statute for capital improvements and other specific uses, and are deposited in a segregated account.  Restricted commissions amounted to $304, $380 and $435 in 2004, 2003 and 2002, respectively.  At December 31, 2004 the Company had made unreimbursed qualifying expenditures of $34,209, which are reimbursable from future restricted commissions earned.

Pari-mutuel purse expense represents statutory and contractual percentages of pari-mutuel handle paid by the Company to greyhound owners and kennel operators.

Food and beverage and lodging revenue is recognized at the time of the sale to customers and does not include the retail value of food and beverage and lodging rooms provided gratuitously to customers.

3.                          Casualty Loss

During September 2004, the Company’s gaming and racing facilities were damaged as a result of the flooding of the Ohio River.  As a consequence, the Company was forced to suspend all operations for several days.  The Company has recorded a casualty loss of $4,308 on the accompanying statement of operations, which represents flood related repairs incurred in 2004.  In addition, the Company has recorded a $280 loss included in other expense, which represents the net carrying value of equipment assets lost during the flood.  The equipment assets that were purchased to replace the lost equipment were recorded as capital expenditures and totaled $326.

The suspension of operations resulted in a loss of operating profits during the shut down period.  The Company expects a substantial portion of the flood repair costs and the lost profits to be recovered pursuant to the Company’s insurance program.  Such proceeds will be recognized when realized.

4.                          Intangible assets

Intangible assets at December 31, 2004 and 2003 are comprised of the following:

	December, 31 2004	December, 31 2003	Estimated Life

Gaming license	$64,283	$64,283	Indefinite
Racing license	1,636	1,636	Indefinite
Licenses	$65,919	$65,919
Goodwill	$32,221	$32,221	Indefinite
Non-compete covenant	15,000	15,000	5 years
Less: accumulated amortization	(9,098)	(6,098)
	$5,902	$8,902
Trade name	$1,539	$1,539	Indefinite
Customer relationships	778	778	20 years
Less: accumulated amortization	(118)	(79)
Other	10	40	Indefinite
Other intangible assets	$2,209	$2,278

The Company amortizes its finite lived intangibles over their estimated lives on a straight line basis.  Amortization expense of $3,039 was recorded during each fiscal year of 2004, 2003, and 2002.  Estimated amortization expense for the next five years is $3,039 for 2005, $2,941 for 2006, and $39 for years 2007, 2008 and 2009.

5.                          Property and equipment, net

	Estimated life	December 31,
	in years	2004	2003

Land	n/a	$1,865	$1,865
Land Improvements	10	7,966	7,966
Buildings and improvements	40	78,617	77,756
Equipment	3 - 10	37,093	34,476
Construction in progress	n/a	351	90

		125,892	122,153
Less: accumulated depreciation		(33,207)	(25,845)
		$92,685	$96,308

Depreciation expense was $8,654, $6,589, and $4,444 for the years ended December 31, 2004, 2003 and 2002, respectively.

6.                          Long-term debt

In 2001, the Company issued $125,000 in unsecured Senior Notes.  The Senior Notes bear interest at 10.125%, payable semi-annually in June and December, and mature on December 15, 2009. Issuance costs totaling $6,001 were incurred in connection with the Senior Notes and are being amortized on a straight-line basis over the term thereof.  Amortization is included with interest expense and amounted to $753, $753 and $726 for the years ended December 31, 2004, 2003 and 2002 respectively.  The related debt agreement requires the Company to comply with certain covenants, which include limitations on additional debt, restrictions on distributions to, and other transactions with, affiliates and certain investments.  The Senior Notes are fully and unconditionally guaranteed by all of the Company’s subsidiaries on a joint and several basis.  The subsidiaries, WDRA Food Service, Inc. and Wheeling Land Development Corp., were inactive during 2004, 2003, and 2002.  At December 31, 2004, aggregate total subsidiary assets totaled $673 and consisted of land.

At any time after December 15, 2005, the Company may redeem all or a part of the Senior Notes at stipulated redemption prices.  The Company may also redeem the Senior Notes of any holder that is unable to comply with the provisions of any racing or gaming law.  Any holder can require the Company to redeem its Senior Notes at 101% of the principal amount thereof upon the occurrence of a change in control of the Company.

Also in 2001, the Company executed a $40,000 secured Revolving Credit Facility (Revolver) with a bank group.  In 2003, the Company executed an increase in the available commitment under the Revolver from $40,000 to $50,000.  As of December 31, 2004, the Company had drawn $17,250 against the Revolver.  The Revolver includes a $5,000 letter of credit component, and is secured by the assets of the Company.  Interest is based on LIBOR plus a stated percentage or, at the Company’s option, the lead bank’s commercial base rate plus a stated percentage.  At December 31, 2004, the lowest applicable rate was 4.53%.  A commitment fee is payable quarterly on the unused balance.  The Revolver provides for quarterly reductions of $3,125 to the commitment, which began in December 2003, and will continue until the commitment is reduced to $25,000 at September 30, 2005.  At December 31, 2004 the commitment balance was $34,375.  The Revolver matures in December 2006.  The related debt agreement requires the Company to comply with certain covenants, which include limitations on additional debt, restrictions on distributions to, and other transactions with, affiliates, a maximum leverage ratio, a minimum cash flow coverage ratio and limitations on certain investments.  Issuance costs totaling $427 were incurred in connection with the Revolver and are being amortized over its term.  Amortization is included with interest expense and amounted to $85 for 2004, $86 for 2003 and $85 for 2002.

The Company is in full compliance with all covenants.

7.                          Shareholder’s equity

	Common	Additional	Retained
	Stock	Paid-in capital	Earnings	Total

Balance at December 31, 2001	$1	$5,915	$6,731	$12,647

Net income			14,841	14,841

Balance at December 31, 2002	$1	$5,915	$21,572	$27,488

Net income			15,392	15,392

Less: Dividends Paid			(12,000)	(12,000)

Balance at December 31, 2003	$1	$5,915	$24,964	$30,880

Net income			14,008	14,008

Less: Dividends Paid			(12,500)	(12,500)

Balance at December 31, 2004	$1	$5,915	$26,472	$32,388

8.                          Income tax expense (benefit)

The provision for income taxes consists of the following:

	2004	2003	2002

Current federal tax expense	$10,449	$2,610	$10,021

Deferred federal tax expense (benefit)	(2,856)	5,715	(1,718)

	$7,593	$8,325	$8,303

During 2004 the Internal Revenue Service (IRS) completed a review of the DNC’s federal income tax return for 2002.  The review resulted in the extension of the depreciable lives of certain assets for income tax purposes and certain other adjustments.  As a result of the review the Company recorded a current income tax expense and deferred tax benefit of $1.0 million.  The future tax benefit of these income tax adjustments has been reflected as a component of deferred income taxes in the accompanying balance sheets.

During 2002 the IRS completed a review of the Company’s federal income tax returns for 1999, 2000, and 2001.  As a result of various income tax adjustments relating to the management incentive fees and the depreciable lives of its gaming machines, the Company recorded a current tax provision and a deferred tax benefit of $2,442 during 2002.

The Company is not subject to state income tax.

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory rate to income before income tax as a result of the following:

	2004	2003	2002

Income tax at statutory rate	$7,560	$8,301	$8,100
Other adjustments	33	24	203

Income tax expense	$7,593	$8,325	$8,303

Deferred tax assets (liabilities) consist of the following:

	2004	2003

Other intangibles	$1,353	$0
Other	2,054	260
Gross deferred tax assets	3,407	260

Property and equipment	(6,631)	(5,358)
Licenses	(23,072)	(23,072)
Other intangibles	0	(783)
Other	0	(200)
Gross deferred tax liabilities	$(29,703)	$(29,413)

Net deferred tax liabilties	$(26,296)	$(29,153)

9.                          Related party transactions

In 2001, the Company entered into an administrative services agreement and a tax sharing agreement with DNC G&E and DNC.  Pursuant to the administrative services agreement, the Company pays an annual administrative services fee equal to the greater of 1.5% of the preceding year’s total operating revenues or $1,200 for certain support services provided to the Company.  During 2004, 2003 and 2002, the Company recorded administrative services fees of $1,741, $1,452 and $1,251, respectively.  Pursuant to the tax sharing agreement, the Company pays DNC the amount of tax that would be payable by the Company if it had filed a separate consolidated federal income tax return on a stand alone basis.

The Company invests its excess cash in a segregated account administered by DNC under its centralized cash management program.  At December 31, 2004 and 2003, the Company had $134 and $434 invested with DNC, respectively.  During 2004, 2003 and 2002, respectively, the Company earned interest income of $11, $16 and $134.

The Company participates in a comprehensive insurance program maintained by DNC.  Risk-based premiums charged by and reimbursed to DNC amounted to $1,599 in 2004, $1,010 in 2003 and $572 in 2002.

On December 30, 2004, the Company paid a cash dividend of $12,500 to DNC G&E.  A $12,000 cash dividend was paid to DNC G&E in 2003.

10.                   Retirement plans

All full-time employees participate in a retirement savings plan administered by DNC.  Non-union employees are entitled to share in a discretionary Company contribution to this plan.  Union employees also participate in a union-sponsored defined contribution plan.  Total expense relating to the retirement plans was $188 in 2004, $227 in 2003, and $144 in 2002.

Pursuant to the Lottery Act, 0.5% of NTI is deposited to the retirement savings plan on behalf of all employees.  Such amounts are not included as an element of the Company’s expenses.

11.                   Commitments

In connection with its pari-mutuel operations, the Company leases totalisator services, video, and peripheral equipment under agreements expiring at various dates through 2006.  Expense related to such services is determined primarily as a percentage of the pari-mutuel handle or stated amounts per performance.  During 2004, 2003 and 2002, this expense totaled $716, $711 and $788, respectively.

In connection with its gaming operations, the Company leases 70 slot machines from Autotote Systems, Inc.   Such expense was $184 in 2004.  In 2003 and 2002 the Company leased slot machines and obtained maintenance services for these and other slot machines from Autotote Systems, Inc.  Such expense was $1,008 in 2003 and $1,082 in 2002.

12.                   Litigation

The kennels for some of the racing greyhounds, which participate in our racing meets, were relocated to Brooke County, West Virginia during the 2002 calendar year.  The County Commission of Brooke County, West Virginia, is now claiming an entitlement to a portion of the revenue generated by our gaming and pari-mutuel racing operations by virtue of the location of our kennel compound in Brooke County.  The Brooke County Commission threatened to take legal action to obtain those revenues, or in the alternative, to enjoin the continued operation of our kennels in Brooke County because of their construction without prior approval in a local option election.  It is our position that Brooke County is not entitled to a share of our gaming and pari-mutuel racing revenues.  In addition, the construction and operation of our kennels was approved by the West Virginia Racing Commission.  On February 25, 2004, we commenced an action in the Circuit Court of Kanawha County, West Virginia, which names the Brooke County Commission, the Ohio County Commission and the West Virginia Racing Commission as defendants.  The action seeks a declaratory judgment to confirm that the West Virginia Racing Commission followed all lawful procedures and acted within the scope of its authority when the Racing Commission approved the construction and operation of our kennels, that the local option election contended for by the Brooke County Commissioners was not required, and that Brooke County is only entitled to receive the property tax revenue associated with the kennel facility.  This matter is in the litigation discovery phase, and the parties have conducted some very preliminary exploration into possible settlement of this dispute.  The Company cannot predict the outcome of this litigation matter or estimate the impact of such outcome on the Company’s financial condition or results of operation.

The Company is also party to a number of pending legal proceedings in the ordinary course of business, although management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on the Company’s financial condition or results of operations.

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

14.                   Subsequent Event

During January 2005, the Company’s gaming and racing facilities were again damaged and its operations interrupted by the flooding of the Ohio River.  Flood repairs were subsequently completed and operations resumed.  The Company expects a substantial portion of the flood repair costs and the lost profits to be recovered pursuant to the Company’s insurance program.  Such proceeds will be recognized when realized.