Form 10-Q
period 2005-04-03
WHEELING ISLAND GAMING INC
filed 2005-05-17
CIK 1166041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 3, 2005

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

WHEELING ISLAND GAMING, INC.

Consolidated Balance Sheets

($000’s omitted, except per share amounts)

	April 3, 2005	December 31, 2004
	Unaudited
Assets

Current assets:
Cash and cash equivalents	$10,823	$10,509
Receivables	3,490	3,547
Prepaid expenses and other assets	1,379	1,266
Deferred income taxes	1,914	1,914

Total current assets	17,606	17,236

Property and equipment, net	91,959	92,685
Licenses	65,919	65,919
Goodwill	32,221	32,221
Non-compete covenant	5,152	5,902
Other intangible assets	2,199	2,209
Debt issuance costs & other	3,705	3,914

	218,761	220,086

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable - trade	4,691	4,241
Accounts payable - affiliate	1,776	3,024
Accrued expenses	10,907	9,201
Income taxes payable	1,233	772

Total current liabilities	18,607	17,238

Long-term debt	138,000	142,250
Deferred income tax	28,083	28,210

Total liabilities	184,690	187,698

Shareholders’ equity:
Common stock, $1 par value, 500 shares authorized, issued and outstanding in 2005 and 2004, respectively	1	1
Additional paid-in capital	5,915	5,915
Retained earnings	28,155	26,472

Total shareholders’ equity	34,071	32,388

	$218,761	$220,086

WHEELING ISLAND GAMING, INC.

Consolidated Statements of Income

($000’s omitted)

Unaudited

	Three Months Ended
	April 3, 2005	March 28, 2004

Operating revenue:
Gaming revenue	$24,126	$23,726
Pari-mutuel revenue	1,538	1,898
Food & beverage revenue	1,823	1,733
Lodging revenue	544	623
Other revenue	650	344
	28,681	28,324

Operating expenses:
Purse expense	5,120	5,112
Gaming expenses	1,932	1,816
Pari-mutuel expenses	938	796
Food & beverage expenses	2,265	1,814
Lodging expenses	279	326
Other expenses	223	95
Marketing and promotions	1,973	1,316
Facilities and maintenance	2,736	2,430
General and administrative	1,663	1,569
Depreciation and amortization	2,917	3,086

	20,046	18,360

Operating income	8,635	9,964
Interest (expense), net	(3,729)	(3,706)
Casualty losses, net	(2,320)	—
Other income	2	—
Income before income tax	2,588	6,258
Income tax expense	906	2,187

Net Income	$1,682	$4,071

WHEELING ISLAND GAMING, INC.

Consolidated Statements of Cash Flows

($000’s omitted)

Unaudited

	Three Months Ended:
	April 3, 2005	March 28, 2004

Cash flows relating to operating activities:

Net Income	$1,682	$4,071
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	2,917	3,086
Deferred income tax	(127)	157
Other	214	209
Change in assets and liabilities:
Receivables	52	1,628
Prepaid expenses and other assets	(113)	(353)
Prepaid income taxes	—	2,390
Accounts payable - trade	364	(3,372)
Accounts payable - affiliate	(1,248)
Accrued expenses	1,707	1,561
Income taxes payable	461	2,030

Net cash provided by operating activities	5,909	11,407

Cash flows relating to investing activities:
Payments for capital expenditures	(1,035)	(784)

Cash flows relating to financing activities:
Change in cash overdrafts	(310)
Repayment of long-term borrowings	(4,250)	(12,500)
Net cash (used in) financing activities	(4,560)	(12,500)

Net (decrease) increase in cash	314	(1,877)

Cash balances:
Beginning of period	10,509	9,517

End of period	$10,823	$7,640

Supplemental disclosure:
Cash paid (refunded) during the period for -
Income taxes	$571	$(2,390)

Interest	$282	$404

WHEELING ISLAND GAMING, INC.

Notes to Consolidated Financial Statements

($000’s omitted)

1.                                      Business and Ownership

Wheeling Island Gaming, Inc. is a wholly owned subsidiary of Delaware North Companies Gaming & Entertainment, Inc. (“DNC G&E”).  DNC G&E is a wholly owned subsidiary of Delaware North Companies, Incorporated (“DNC”).

2.                                      Basis of Presentation

The consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X.  In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Wheeling Island Gaming, Inc. and its subsidiaries (the “Company”).  The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes of the Company for the year ended December 31, 2004, as included in the Company’s Form 10-K filed on March 31, 2005.

The fiscal year of the Company begins on January 1 and ends on December 31.  Fiscal quarters of the Company end on the Sunday nearest March 31, June 30, and September 30, respectively.  The three-month period ended April 3, 2005 consisted of 93 days, and the three-month period ended March 28, 2004 consisted of 88 days.

3.                                      Income Taxes

The provision for income taxes consists of the following:

	2005	2004

Current federal tax expense	$1,033	$2,030

Deferred federal tax expense, (benefit)	(127)	157

	$906	$2,187

Federal income taxes included in the accompanying balance sheets at April 3, 2005 and December 31, 2004 are due to or receivable from DNC, as applicable.

The Company is not subject to state income tax.

4.                                      Related Party Transactions

Pursuant to an administrative services agreement with DNC G&E and DNC, the Company pays an annual administrative services fee equal to the greater of 1.5% of the preceding year’s total operating revenues or $1,200 for certain support services provided to the Company.  During the three-month periods ended April 3, 2005 and March 28, 2004, the Company recorded administrative services fees of $482 and $427, respectively.

The Company invests its excess cash in a segregated account administered by DNC under its centralized cash management program.  At April 3, 2005 and March 28, 2004, the Company had $80 and $241 invested in this program, respectively.  During the three-month periods ended April 3, 2005 and March 28, 2004, the Company recorded interest income of $5 and $2, respectively.

5.                                      Casualty Losses

During January 2005, the Company’s gaming and racing facilities were damaged as a result of the flooding of the Ohio River.  As a consequence, the Company was forced to suspend all operations for several days.  The Company has recorded a net casualty loss of $2,091 for the three months ended April 3, 2005, which represents repair costs incurred of $2,629 related to the January 2005 flood net of a partial insurance recovery equaling $538. Additional net expenses of $229 relating to a prior flood in 2004 have also been recorded as a casualty loss.

The suspension of operations resulted in a loss of operating profits during the shut down period.  In future periods the Company expects to receive additional insurance proceeds related to repair costs incurred and lost profits for both floods pursuant to the Company’s insurance program.  Such proceeds will be recognized when realized.

In the event that anticipated insurance proceeds are not received prior to July 3, 2005, the Company’s leverage ratio at that date may exceed the covenant limitation included in the Revolving Credit Facility agreement.  The Company has requested an amendment to the Revolving Credit Facility agreement to ensure continued compliance with the leverage covenant regardless of when the insurance proceeds are ultimately received.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that we “expect,” “estimate,” “anticipate,” or “believe” and all other statements concerning future financial results, product or service offerings or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of applicable securities legislation and regulations.  Forward-looking statements involve known and unknown factors, risks and uncertainties which may cause our actual results in future periods to differ materially from those expressed in any forward-looking statements.

General

We own and operate Wheeling Island Racetrack & Gaming Center, or Wheeling Island, a premier gaming and entertainment complex located in Wheeling, West Virginia.  Wheeling Island features

2,328 slot machines, a hotel, showroom, greyhound racetrack, pari-mutuel wagering on live greyhound racing and simulcast greyhound, thoroughbred and harness racing and various dining venues.

Casualty Losses

During January 2005, our gaming and racing facilities were damaged as a result of the flooding of the Ohio River.  As a consequence, we were forced to suspend all operations for several days.  We have recorded a net casualty loss of $2,091 for the three months ended April 3, 2005, which represents repair costs incurred of $2,629 related to the January 2005 flood net of a partial insurance recovery equaling $538. Additional net expenses of $229 relating to a prior flood in 2004 have also been recorded as a casualty loss.

The suspension of operations resulted in a loss of operating profits during the shut down period.  In future periods we expect to receive additional insurance proceeds related to repair costs incurred and lost profits for both floods pursuant to our insurance program.  Such proceeds will be recognized when realized.

Fiscal Quarters

Our fiscal year begins on January 1 and ends on December 31.  Our fiscal quarters end on the Sunday nearest March 31, June 30 and September 30, respectively.  As a result of the later ending date, the quarter ended April 3, 2005 included 93 operating days or 5 more operating days when compared to the same quarter last year, which ended on March 28, 2004.

Results of Operations

Three Months Ended April 3, 2005 Compared to Three Months Ended March 28, 2004

Gaming revenues were $24.1 million for the three months ended April 3, 2005, an increase of $0.4 million, or 1.7%, from $23.7 million for the three months ended March 28, 2004.  The increase in gaming revenues was due to the five additional days of gaming activity reported in the fiscal quarter, which included 93 days of activity as compared to the 88 days of activity included in the same quarter last year.  Such increase was offset partially by the closure of the gaming facility for three days and a portion of another day as a result of the flooding of the Ohio River in January and the impact of increased competition from the limited video lottery machines in our immediate market area.

Pari-mutuel revenues for the three months ended April 3, 2005 were $1.5 million, a $0.4 million decrease, or 19.0%, from $1.9 million for the same three months last year.  The $0.4 million decrease is due to a $1.5 million decrease in wagering handle on our live races and a $1.1 million decrease in wagering handle on our simulcast races.  The decrease in wagering handle on our live and simulcast races was due primarily to the cancellation of several live and simulcast performances due to the closure of the racetrack facility caused by the flooding of the Ohio River in January and a reduction in the number of live races offered during several performances as a result of a viral infection of the racing greyhounds.

Food and beverage revenues for the three months ended April 3, 2005 were $1.8 million, an increase of $0.1 million, or 5.2%, from $1.7 million for the three months ended March 28, 2004.  The increase in food and beverage revenues is due primarily to the increased sales associated with the refurbished Island Room Buffet.

Lodging revenues were $0.5 million for the three months ended April 3, 2005, a decrease of $0.1 million, or 12.7%, from $0.6 million for the three months ended March 28, 2004.  The decrease in lodging revenues is due to an increase in lodging complimentaries and the closure of the hotel facility for three days as a result of the flooding of the Ohio River in January.

Other revenues were $0.7 million for the three months ended April 3, 2005, an increase of $0.4 million, or 89.0% from $0.3 million for the three months ended March 28, 2004.  The increase is due principally to increased rental income from the kennel compound resulting from new leasing terms with kennel owners and higher retail sales.

Purse expenses of $5.1 million for the three months ended April 3, 2005 were unchanged from the same three months last year.

Gaming expenses were $1.9 million for the three months ended April 3, 2005, an increase of $0.1 million, or 6.4%, from $1.8 million for the three months ended March 28, 2004.  The increase in gaming expenses is due primarily to the recording of a $0.1 million loss on obsolete slot machine parts inventory and higher license fee costs due to an increase in the number of leased slot machines.

Pari-mutuel expenses were $0.9 million for the three months ended April 3, 2005, an increase of $0.1 million, or 17.8%, from $0.8 million for the three months ended March 28, 2004.  The increase in pari-mutuel expenses is due primarily to increased costs associated with the new kennel compound leasing terms with kennel owners.

Food and beverage expenses for the three months ended April 3, 2005 were $2.3 million, an increase of $0.5 million, or 24.9%, from $1.8 million for the same three months last year. The increase in food and beverage expenses is due principally to an increase in food and beverage costs as a percentage of food and beverage revenues, from 36.2% for the three months ended March 28, 2004 to 43.0% for the three months ended April 3, 2005 and higher payroll costs associated with the opening of the refurbished Island Room Buffet.

Lodging expenses of $0.3 million for the three months ended April 3, 2005, were unchanged from the same three months last year.

Other expenses were $0.2 million for the three months ended April 3, 2005, an increase of $0.1 million, or 134.7%, from $0.1 million for the three months ended March 28, 2004.  The increase was due to the recording of a $0.1 million loss on retail inventory during the three months ended April 3, 2005.

Marketing and promotions expenses for the three months ended April 3, 2005 were $2.0 million, an increase of $0.7 million, or 49.9%, from $1.3 million for the three months ended March 28, 2004.  The increase in marketing and promotions expense is due primarily to a $0.4 million increase in food and beverage and lodging complimentary costs, a $0.1 million increase in promotional printing costs and the recording of $0.1 million of one-time costs associated with the implementation of an internet based marketing program.

Facilities and maintenance expenses were $2.7 million for the three months ended April 3, 2005, an increase of $0.3 million, or 12.6%, from $2.4 million for the same three months last year.  The increase in facilities and maintenance expense is due to a $0.3 million increase in insurance premiums paid for liability, property and auto coverage and a $0.1 million increase in maintenance supplies costs offset partially by a $0.1 million decrease in real estate taxes.

General and administrative, or G&A, expenses were $1.7 million for the three months ended April 3, 2005, an increase of $0.1 million, or 6.0%, from $1.6 million for the three months ended March 28, 2004.  The increase in G&A expenses was due primarily to a $0.1 million increase in administrative services fees paid to the shareholder.

Depreciation and amortization expenses for the three months ended April 3, 2005 were $2.9 million, a $0.2 million, or 5.5% decrease from $3.1 million for the three months ended March 28, 2004.  The decrease was due primarily to $3.2 million of slot machine assets being fully depreciated in November 2004 and a reduction in the carrying value of our equipment assets representing those equipment assets lost in the September 2004 flood.

Interest expenses of $3.7 million for the three months ended April 3, 2005 were unchanged from the three months ended March 28, 2004.

A net casualty loss of $2.3 million was recorded for the three months ended April 3, 2005.  Such net casualty loss represents the flood repair costs, net of a partial insurance recovery, totaling $2.1 million which relates to the January 2005 flood event and a $0.2 million net casualty loss relating to the September 2004 flood event.

Income tax expense was $0.9 million for the three months ended April 3, 2005, a decrease of $1.3 million, or 58.6%, from $2.2 million for the same three months last year.  The decrease was directly attributable to the $3.7 million decrease in income before income taxes from $6.3 million for the quarter ended March 28, 2004 to $2.6 million for the quarter ended April 3, 2005.  Income tax expense for both periods was based on an effective tax rate of 35.0%.

Liquidity and Capital Resources

As of April 3, 2005, we had cash and cash equivalents of $10.8 million.  Our principal source of liquidity during the three months ended April 3, 2005 and the three months ended March 28, 2004 consisted of cash provided by operating activities.  The cash provided by operating activities for the three months ended April 3, 2005 was $5.9 million, a $5.5 million decrease from $11.4 million for the three months ended March 28, 2004.  The $5.5 million decrease in cash provided by operating activities was due to (i) a $2.7 million increase in the change in working capital due primarily to a $2.4 million decrease in prepaid income taxes during the three months ended March 28, 2004 and lower affiliate payables, (ii) a $2.4 million decrease in net income and (iii) a $0.5 million decrease in non-cash adjustments including depreciation and amortization.

Cash used in investing activities for the three months ended April 3, 2005 was $1.0 million, an increase of $0.2 million from $0.8 million for the three months ended March 28, 2004.  The $0.2 million increase in cash used for investing activities was due primarily to the $0.2 million of capital expenditures relating to the refurbishment of the Island Room Buffet.

Cash used in financing activities for the three months ended April 3, 2005 was $4.6 million, or $7.9 million lower than the $12.5 million of cash used for financing activities for the three months ended March 28, 2004.  The decrease in cash used in financing activities was due to a $8.2 million decrease in repayments made under our revolving credit facility during the quarter ended April 3, 2005 as compared to the same quarter last year offset partially by a $0.3 million decrease in cash overdrafts.  As of April 3, 2005 we have drawn $13.0 million against the revolver and the total commitment balance was $31.3 million.

On March 31, 2005 we executed a waiver agreement with our revolving credit facility bank group.  Under the terms of the agreement the bank group waived the leverage ratio covenant requirement included in the related loan agreement for the quarter ended April 3, 2005.

We have requested a further amendment to the leverage ratio for the quarter ended July 3, 2005 in the event expected insurance proceeds are not received prior to that date. We have also requested an amendment to increase the cumulative capital spending limitation established in 2001 under the loan agreement.

We believe our cash provided by future operating activities, as well as availability under our revolving credit facility, will provide sufficient funding for our future working capital needs and capital expenditures.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk as it relates to the interest cost associated with the amount drawn on our revolving credit facility. Such amounts represent LIBOR advances or base rate advances. LIBOR advances carry an interest rate equal to LIBOR plus a variable margin which cannot exceed 3.00%. Base rate advances carry an interest rate equal to the prime rate of interest plus a margin which cannot exceed 2.00%.

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

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

The kennels for some of the racing greyhounds which participate in our racing meets were relocated to Brooke County, West Virginia during the 2002 calendar year.  The County Commission of Brooke County, West Virginia, claims an entitlement to a portion of the revenue generated by our gaming and pari-mutuel racing operations by virtue of the location of our kennel compound in Brooke County.  The Brooke County Commission threatened to take legal action to obtain those revenues, or in the alternative, to enjoin the continued operation of our kennels in Brooke County because of their construction without prior approval in a local option election.  It is our position that Brooke County is not entitled to a share of our gaming and pari-mutuel racing revenues.  In addition, the construction and operation of our kennels was approved by the West Virginia Racing Commission.  On February 25, 2004, we commenced an action in the Circuit Court of Kanawha County, West Virginia, which names the Brooke County Commission, the Ohio County Commission and the West Virginia Racing Commission as defendants.  The action seeks a declaratory judgment to confirm that the West Virginia Racing Commission followed all lawful procedures and acted within the scope of its authority when the Racing Commission approved the construction and operation of our kennels, that the local option election contended for by the Brooke County Commissioners was not required, and that Brooke County is only entitled to receive the property tax revenue associated with the kennel facility.  This matter is in the litigation discovery phase, and the parties have conducted some very preliminary exploration into possible settlement of this dispute.

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

WHEELING ISLAND GAMING, INC.
(Registrant)

Date: May 17, 2005	By:	/s/ Dean J. Lawrence
Dean J. Lawrence
Vice President of Finance
(chief financial officer and principal
accounting officer)