Form 10-Q
period 2005-07-03
WHEELING ISLAND GAMING INC
filed 2005-08-16
CIK 1166041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 3, 2005

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

WHEELING ISLAND GAMING, INC.

Consolidated Balance Sheets

($000’s omitted, except per share amounts)

	July 3, 2005	December 31, 2004
	Unaudited
Assets

Current assets:
Cash and cash equivalents	$11,426	$10,509
Receivables	6,982	3,547
Prepaid expenses and other assets	1,275	1,266
Deferred income taxes	1,914	1,914

Total current assets	21,597	17,236

Property and equipment, net	91,310	92,685
Licenses	65,919	65,919
Goodwill	32,221	32,221
Non-compete covenant	4,402	5,902
Other intangible assets	2,189	2,209
Debt issuance costs & other	3,496	3,914

Total assets	221,134	220,086

Liabilities and shareholders’ equity

Current liabilities:
Accounts payable	4,444	4,241
Accounts payable – affiliate	4,402	3,024
Accrued expenses	6,682	9,201
Income taxes payable	762	772

Total current liabilities	16,290	17,238

Long-term debt	136,500	142,250
Deferred income tax	27,955	28,210

Total liabilities	180,745	187,698

Shareholders’ equity:
Common stock, $1 par value, 500 shares authorized, issued and outstanding in 2004 and 2003, respectively	1	1
Additional paid-in capital	5,915	5,915
Retained earnings	34,473	26,472

Total shareholders’ equity	40,389	32,388

	$221,134	$220,086

WHEELING ISLAND GAMING, INC.

Consolidated Statements of Income

($000’s omitted)

Unaudited

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Operating revenue:
Gaming revenue	$26,011	$26,596	$50,137	$50,322
Pari-mutuel revenue	2,006	2,140	3,544	4,038
Food & beverage revenue	2,291	2,164	4,114	3,897
Lodging revenue	731	715	1,275	1,338
Other revenue	662	505	1,312	849
	31,701	32,120	60,382	60,444
Operating expenses:
Purse expense	5,680	5,803	10,800	10,915
Gaming expenses	1,868	1,966	3,800	3,782
Pari-mutuel expenses	1,120	963	2,058	1,759
Food & beverage expenses	2,556	2,395	4,821	4,209
Lodging expenses	296	298	575	624
Other expenses	183	134	406	229
Marketing and promotions	2,447	2,423	4,420	3,739
Facilities and maintenance	2,605	2,260	5,341	4,690
General and administrative	1,699	1,674	3,362	3,243
Depreciation and amortization	2,833	2,762	5,750	5,848

	21,287	20,678	41,333	39,038

Operating income	10,414	11,442	19,049	21,406
Interest expense, net	(3,524)	(3,402)	(7,253)	(7,108)
Casualty loss recoveries, net	2,842	—	522	—
Other income/(expense)	(11)	22	(9)	22
Income before income tax	9,721	8,062	12,309	14,320

Income tax expense	3,402	2,825	4,308	5,012

Net income	$6,319	$5,237	$8,001	$9,308

WHEELING ISLAND GAMING, INC.

Consolidated Statements of Cash Flows

($000’s omitted)

Unaudited

	Six Months Ended
	July 3, 2005	June 27, 2004

Cash flows relating to operating activities:
Net income	$8,001	$9,308
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	5,750	5,848
Deferred income tax	(255)	323
Other	474	449
Change in assets and liabilities:
Receivables	(3,476)	(995)
Prepaid expenses and other assets	(9)	(359)
Prepaid income taxes	—	2,390
Accounts payable	1,844	1,231
Accrued expenses	(2,751)	(1,463)
Income taxes payable	(10)	1,689

Net cash provided by operating activities	9,568	18,421

Cash flows relating to investing activities:
Payments for capital expenditures	(3,133)	(1,621)
Net cash used in investing activities	(3,133)	(1,621)

Cash flows relating to financing activities:
Change in cash overdrafts	232	—
Repayment of long-term borrowings	(5,750)	(15,000)
Net cash used in financing activities	(5,518)	(15,000)

Net increase in cash	917	1,800

Cash balances:
Beginning of period	10,509	9,517

End of period	$11,426	$11,317

Supplemental disclosure:
Cash paid during the period for:
Income taxes	$4,571	$610

Interest	$6,776	$6,749

WHEELING ISLAND GAMING, INC.

Notes to Consolidated Financial Statements

($000’s omitted)

1.                                      Business and Ownership

Wheeling Island Gaming, Inc. is a wholly owned subsidiary of Delaware North Companies Gaming & Entertainment, Inc. (“DNC G&E”).  DNC G&E is a wholly owned subsidiary of Delaware North Companies, Incorporated (“DNC”).

2.                                      Basis of Presentation

The consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X.  In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Wheeling Island Gaming, Inc. and its subsidiaries (the “Company”).  The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes of the Company for the fiscal year ended December 31, 2004, as included in the Company’s Annual Report on Form 10-K filed on March 31, 2005.  Certain prior year amounts have been reclassified.

The fiscal year of the Company begins on January 1 and ends on December 31.  Fiscal quarters of the Company end on the Sunday nearest March 31, June 30, and September 30, respectively.  The three-month and six-month periods ended July 3, 2005 consisted of 91 days and 184 days respectively.  The three-month and six-month periods ended June 27, 2004 consisted of 91 days and 179 days, respectively.

3.                                      Income Taxes

The provision for income taxes consists of the following:

	2005	2004

Current federal tax expense	$4,563	$4,689

Deferred federal tax expense (benefit)	(255)	323

	$4,308	$5,012

Federal income taxes included in the accompanying balance sheets at July 3, 2005 and December 31, 2004 are due to or receivable from DNC, as applicable.

The Company is not subject to state income tax.

4.                                      Related Party Transactions

Pursuant to an administrative services agreement with DNC G&E and DNC, the Company pays an annual administrative services fee equal to the greater of 1.5% of the preceding year’s total operating revenues or $1,200 for certain support services provided to the Company.  During the three-month periods ended July 3, 2005 and June 27, 2004, the Company recorded administrative services fees of $483 and $427, respectively.  During the six-month periods ended July 3, 2005 and June 27, 2004, the Company recorded administrative services fees of $965 and $854, respectively.

The Company invests its excess cash in a segregated account administered by DNC under DNC’s centralized cash management program.  At July 3, 2005 and June 27, 2004, the Company had $996 and $306 invested in this program, respectively.  During the three-month periods ended July 3, 2005 and June 27, 2004, the Company recorded interest income of $4 and $3, respectively.  During the six-month periods ended July 3, 2005 and June 27, 2004, the Company recorded interest income of $9 and $5, respectively.

5.                                      Casualty Losses and Related Recoveries

In September 2004 and January 2005, the Company’s gaming and racing facilities were damaged as a result of flooding of the Ohio River.  On each occasion, the Company incurred substantial repair costs and was forced to suspend all operations for several days resulting in a loss of operating profits. During the three months ended July 3, 2005, the Company recorded a net casualty loss recovery of $2,842 which represents the receipt of a $3,000 insurance reimbursement of  September 2004 flood-related expenses offset by $158 of January 2005 flood-related expenses. For the six months ended July 3, 2005, the net casualty loss recovery amounted to $522, which is comprised of insurance reimbursements totaling $3,598 and $538 for the September 2004 and January 2005 floods, respectively, offset by flood related expenses of $804 and $2,810, respectively.

In future periods, the Company expects to receive additional insurance proceeds related to repair costs incurred and business interruption losses sustained in both floods. Such proceeds will be recognized when realized.

6.                                      Debt Covenants

On June 7, 2005, the Company entered into an amendment to revise the leverage ratio within the covenant restrictions of the Revolving Credit Facility Agreement (the “Amendment”).  The Amendment allows for a temporary adjustment to the leverage ratio limitation through and including the three months ending December 31, 2005. All subsequent quarters will return to the leverage ratio covenant per the original agreement. In addition, the Amendment provides for a further extension of Other Capital Expenditures (as defined in the agreement) beginning with the third quarter of 2005.

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

General

We own and operate Wheeling Island Racetrack & Gaming Center, or Wheeling Island, a premier gaming and entertainment complex located in Wheeling, West Virginia.  Wheeling Island features 2,315 slot machines, a hotel, showroom, greyhound racetrack, pari-mutuel wagering on live greyhound racing and simulcast greyhound, thoroughbred and harness racing and various dining venues.

Casualty Losses

In September 2004 and January 2005, our gaming and racing facilities were damaged as a result of flooding of the Ohio River. On each occasion, we incurred substantial repair costs and were forced to suspend all operations for several days resulting in a loss of operating profits.  During the three months ended July 3, 2005, we recorded a net casualty loss recovery of $2,842 which represents the receipt of a $3,000 insurance reimbursement of September 2004 flood-related expenses offset by $158 of January 2005 flood-related expenses. For the six months ended July 3, 2005, the net casualty loss recovery amounted to $522, which is comprised of insurance reimbursements totaling $3,598 and $538 for the September 2004 and January 2005 floods, respectively, offset by flood related expenses of $804 and $2,810, respectively.

In future periods, we expect to receive additional insurance proceeds related to repair costs incurred and business interruption losses sustained in both floods.  Such proceeds will be recognized when realized.

Fiscal Year and Quarters

Our fiscal year begins on January 1 and ends on December 31.  Our fiscal quarters end on the Sunday nearest March 31, June 30 and September 30, respectively.  As a result of the later ending date, the six months ended July 3, 2005, included 184 operating days in comparison to the six months ended June 27, 2004 which included 179 operating days.

Subsequent Event

Effective in July 2005, enacted West Virginia legislation increased the portion of base net terminal income that is contributed to the Employee Pension Fund from 0.5% to 1.0%. This increase is applied to our net terminal income until we reach the excess net terminal income threshold. The future impact of this new legislation is expected to be a reduction of gaming revenues and operating income by approximately $500 annually.

Results of Operations

Three Months Ended July 3, 2005 Compared to Three Months Ended June 27, 2004

Gaming revenues were $26.0 million for the three months ended July 3, 2005, a decrease of $0.6 million, or 2.2%, from $26.6 million for the three months ended June 27, 2004.  The shortfall in gaming revenues was directly related to a 2.4% decline in net terminal income from the comparable period in the prior year.  The decline in net terminal income was impacted by increased competition from limited video lottery machines in our immediate market area.

Pari-mutuel revenues were $2.0 million for the three months ended July 3, 2005, a decrease of $0.1 million, or 6.3%, from $2.1 million for the three months ended June 27, 2004.  The decrease was due to a 13.3% decrease in live wagering and 10.9% decrease in simulcast wagering from the comparable period in the prior year.

Food and beverage revenues for the three months ended July 3, 2005 were $2.3 million, an increase of $0.1 million, or 5.8%, from $2.2 million for the three months ended June 27, 2004.  The increase in food and beverage revenues was due primarily to the refurbished Island Room Buffet which reopened in early March 2005.

Lodging revenues were $0.7 million for the three months ended July 3, 2005, and were unchanged from the comparable period in the prior year.

Other revenues were $0.7 million for the three months ended July 3, 2005, an increase of $0.2 million, or 31.1%, from $0.5 million for the three months ended June 27, 2004.  The increase is due principally to increased rental income from the kennel compound resulting from new leasing terms with kennel owners and higher retail sales at the property.

Purse expenses were $5.7 million for the three months ended July 3, 2005, a decrease of $0.1 million, or 2.1%, from $5.8 million for the three months ended June 27, 2004.  The decrease was due to a $0.1 million decrease in video lottery terminal (“VLT”) purse expense associated with the decrease in net terminal income.

Gaming expenses were $1.9 million for the three months ended July 3, 2005, a decrease of $0.1 million, or 5.0%, from $2.0 million for the comparable period in the prior year. The decrease in gaming expenses was due primarily to a $0.1 million decrease in payroll costs associated with the implementation of ticket in-ticket out slot machines.

Pari-mutuel expenses were $1.1 million for the three months ended July 3, 2005, an increase of $0.1 million, or 16.3%, from $1.0 million for the comparable period in the prior year. The increase in pari-mutuel expenses was due primarily to increased costs associated with the new kennel compound leasing terms with kennel owners as well as increased bad debt expense.

Food and beverage expenses for the three months ended July 3, 2005 were $2.6 million, an increase of $0.2 million, or 6.7%, from $2.4 million for the comparable period in the prior year.  The increase in food and beverage expenses was due principally to a $0.3 million increase in cost of sales associated with higher customer counts and the improved food offering at the newly renovated Island Room Buffet offset partially by lower payroll costs of $0.1 million compared to the comparable period in the prior year.

Lodging expenses were $0.3 million for the three months ended July 3, 2005, and were unchanged from the comparable period in the prior year.

Other expenses were $0.2 million for the three months ended July 3, 2005, an increase of $0.1 million, or 36.6%, from $0.1 million for the comparable period in the prior year.  The increase in other expenses was principally related to higher cost of goods sold in our retail operation.

Marketing and promotions expenses were $2.4 million for the three months ended July 3, 2005, and were unchanged from the comparable period in the prior year.

Facilities and maintenance expenses were $2.6 million for the three months ended July 3, 2005, an increase of $0.3 million, or 15.3%, from $2.3 million for the three months ended June 27, 2004.  The increase in facilities and maintenance expense was due primarily to a $0.3 million increase in insurance premiums paid for general liability and property coverage.

General and administrative, or G&A, expenses were $1.7 million for the three months ended July 3, 2005 and were unchanged from the comparable period in the prior year.

Depreciation and amortization expenses for the three months ended July 3, 2005 were $2.8 million and were primarily unchanged from the comparable period in the prior year.

Interest expense was $3.5 million for the three months ended July 3, 2005, an increase of $0.1 million, or 3.6%, from $3.4 million for the three months ended June 27, 2004. The increase was due primarily to the recording of a $0.1 million interest expense calculation adjustment during the three months ended June 27, 2004.

Net casualty loss recoveries of $2.8 million were recorded for the three months ended July 3, 2005. Such income represents insurance reimbursements of $3.0 million related to the September 2004 flood partially offset by $0.2 million of flood-related expenses principally related to the January 2005 flood.

Income tax expense for the three months ended July 3, 2005 was $3.4 million, an increase of $0.6 million, or 20.4%, from $2.8 million for the three months ended June 27, 2004.  The increase was directly attributable to the $1.7 million increase in income before income taxes compared to the same period in the prior year.  Income tax expense for both periods was based on an effective tax rate of 35.0%.

Six Months Ended July 3, 2005 Compared to Six Months Ended June 27, 2004

Gaming revenues were $50.1 million for the six months ended July 3, 2005, a decrease of $0.2 million, or 0.4%, from $50.3 million for the six months ended June 27, 2004. The decrease in gaming revenues occurred despite having five additional operating days for the six months ended July 3, 2005 compared to the same period in the prior year. The decline in revenues is partially attributed to the impact of the January 2005 flood and increased competition from limited video lottery machines in our immediate market area.

Pari-mutuel revenues for the six months ended July 3, 2005 were $3.5 million, a decrease of $0.5 million or 12.2%, from $4.0 million for the six months ended June 27, 2004.   The decrease was due to a 16.8% decrease in live wagering and a 19.6% decrease in simulcast wagering compared to the same period in the prior year. The decrease in racing handle was due primarily to the cancellation of several live and simulcast performances attributed to the closure of the racetrack facility caused by the flooding of the Ohio River in January and a reduction in the number of live races offered during several performances as a result of a viral infection of the racing greyhounds in the first three months of 2005.

Food and beverage revenues for the six months ended July 3, 2005 were $4.1 million, an increase of $0.2 million, or 5.6%, from $3.9 million for the six months ended June 27, 2004.  The increase in food and beverage revenues was due primarily to sales associated with the newly refurbished Island Room Buffet which reopened in early March 2005.

Lodging revenues were $1.3 million for the six months ended July 3, 2005 and were largely unchanged from the comparable period in the prior year.

Other revenues were $1.3 million for the six months ended July 3, 2005, an increase of $0.5 million, or 54.5%, from $0.8 million for the six months ended June 27, 2004.  The increase in other revenues relates to a $0.4 million increase in rental income from the kennel compound resulting from new leasing terms with kennel owners and a $0.1 million increase in retail shop sales at the property.

Purse expenses were $10.8 million for the six months ended July 3, 2005, a decrease of $0.1 million, or 1.1%, from $10.9 million for the six months ended June 27, 2004.  The $0.1 million decrease was directly attributable to lower net terminal income compared to the comparable period in the prior year.

Gaming expenses were $3.8 million for the six months ended July 3, 2005 and were unchanged from the comparable period in the prior year.

Pari-mutuel expenses were $2.1 million for the six months ended July 3, 2005, an increase of $0.3 million, or 17.0%, from $1.8 million for the six months ended June 27, 2004.  The increase in pari-mutuel expenses was due primarily to increased kennel costs associated with new kennel compound leasing terms with the kennel owners.

Food and beverage expenses for the six months ended July 3, 2005 were $4.8 million, an increase of $0.6 million, or 14.5%, from $4.2 million for the six months ended June 27, 2004.  The increase in food and beverage expenses was due principally to an increase in cost of sales relating to higher customer counts and the quality of the food offering at the newly refurbished Island Room Buffet.

Lodging expenses were $0.6 million for the six months ended July 3, 2005 and were unchanged from the comparable period in the prior year.

Other expenses were $0.4 million for the six months ended July 3, 2005, an increase of $0.2 million, or 77.3%, from $0.2 million for the six months ended June 27, 2004.  The increase in other expenses was due primarily to a $0.1 million loss on retail inventory as well as increased entertainment expenses.

Marketing and promotions expenses were $4.4 million for the six months ended July 3, 2005, an increase of $0.7 million, or 18.2%, from $3.7 million for the six months ended June 27, 2004.  The increase in marketing and promotion costs were principally due to a $0.7 million increase in food and beverage complimentery costs as compared to the comparable period in the prior year. The increase in food and beverage complimentaries was due to additional customer offers relative to the new Island Room buffet.

Facilities and maintenance expenses were $5.3 million for the six months ended July 3, 2005, an increase of $0.7 million, or 13.9%, from $4.7 million for the six months ended June 27, 2004.  The increase in facilities and maintenance expense was due primarily to a $0.5 million increase in insurance premiums paid for general liability and property coverage as well as a $0.1 million increase in maintenance supplies costs.

General and administrative, or G&A, expenses was $3.4 million for the six months ended July 3, 2005, an increase of $0.1 million, or 3.7%, from $3.2 million for the same six months last year.  The increase in G&A expenses principally relates to an increase in administrative service fees paid to the shareholder compared to the same period in the prior year.

Depreciation and amortization expenses for the six months ended July 3, 2005 were $5.8 million, and were unchanged from the comparable period in the prior year.

Interest expense was $7.3 million for the six months ended July 3, 2005, an increase of $0.1 million, or 2.0%, from $7.1 million for the six months ended June 27, 2004. The increase in interest expense is attributed to five additional days of accrued interest for the six month period ending July 3, 2005 compared to the prior year.

Net casualty loss recoveries of $0.5 million were recorded for the six months ended July 3, 2005. Such income represents insurance reimbursements of $3.6 million and $0.5 million for the September 2004 flood and January 2005 flood, respectively, partially offset by flood related expenses of $0.8 million and $2.8 million for the September 2004 flood and January 2005 flood, respectively.

Income tax expense for the six months ended July 3, 2005 was $4.3 million, a decrease of $0.7 million, or 14.1%, from $5.0 million for the six months ended June 27, 2004.  The decrease was directly attributable to the $2.0 million decrease in income before income taxes from $14.3 million for the six months ended June 27, 2004, to $12.3 million for the six months ended July 3, 2005.  Income tax expense for both periods was based on an effective tax rate of 35.0%.

Liquidity and Capital Resources

As of July 3, 2005, we had cash and cash equivalents of $11.4 million.  Our principal source of liquidity during the six months ended July 3, 2005 consisted of cash provided by operating activities.  Our principal source of liquidity for the six months ended June 27, 2004 consisted of cash provided by operating activities.  The cash provided by operating activities for the six months ended July 3, 2005 was $9.6 million, an $8.8 million decrease from $18.4 million for the six months ended June 27, 2004.  The $8.8 million decrease in cash provided by operating activities was due to (i) a $6.9 million increase in the change in working capital due primarily to a $4.1 million increase in the change in prepaid income taxes and income taxes payable and a $2.5 million increase in the change in accounts receivable, (ii) a $1.3 million decline in net income and (iii) a $0.6 million decrease in non-cash adjustments.

Cash used in investing activities for the six months ended July 3, 2005 was $3.1 million, an increase of $1.5 million, from $1.6 million for the six months ended June 27, 2004.  The increase in cash used for investing activities was due to the $1.5 million increase in capital expenditures relating to various projects including $1.4 million to convert slot machines to ticket in-ticket out functionality.

Cash used in financing activities for the six months ended July 3, 2005 was $5.5 million, or $9.5 million lower than the $15.0 million of cash used in financing activities for the six months ended June 27, 2004.  The $9.5 million decrease in cash used in financing activities is due to a $9.3 million decrease in repayments made under our revolving credit facility during the six months ending July 3, 2005, as compared to the same period in the prior year and $0.2 million in cash overdrafts.  As of July 3, 2005 we had drawn $11.5 million against the revolving credit facility and our total commitment balance was $28.1 million.

On June 7, 2005, we entered into Amendment No. 1 to the Amended and Restated Loan Agreement with our revolving credit facility lenders. Under the terms of this amendment the leverage ratio requirement was revised for each of the quarters through and including the quarter ending December 31, 2005. The amendment also established a revised cumulative capital spending limitation relative to Other Capital Expenditures (as defined in the Agreement).

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

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

The kennels for some of the racing greyhounds that participate in our racing meets were relocated to Brooke County, West Virginia, during the 2002 calendar year.  The County Commission of Brooke County, West Virginia, is now claiming an entitlement to a portion of the revenue generated by our gaming and pari-mutuel racing operations by virtue of the location of our kennel compound in Brooke County.  The Brooke County Commission threatened to take legal action to obtain those revenues, or alternatively, to enjoin the continued operation of our kennels in Brooke County because of their construction without prior approval in a local option election.  It is our position that Brooke County is not entitled to a share of our gaming and pari-mutuel racing revenues.  In addition, the construction and operation of our kennels was approved by the West Virginia Racing Commission.  On February 25, 2004, we commenced an action in the Circuit Court of Kanawha County, West Virginia, which names the Brooke County Commission, the Ohio County Commission and the West Virginia Racing Commission as defendants.  The action seeks a declaratory judgment to confirm that the West Virginia Racing Commission followed all lawful procedures and acted within the scope of its authority when the Racing Commission approved the construction and operation of our kennels, that the local option election contended for by the Brooke County Commissioners was not required, and that Brooke County is only entitled to receive the property tax revenue associated with the kennel facility.  This matter is now in the litigation discovery phase.

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

WHEELING ISLAND GAMING, INC.
(Registrant)

Date: August 16, 2005	By:	/s/ Dean J. Lawrence
Dean J. Lawrence
Vice President of Finance
(principal financial officer and chief accounting officer)