Form 10-Q
period 2005-10-02
WHEELING ISLAND GAMING INC
filed 2005-11-15
CIK 1166041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 2, 2005

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Not applicable.

WHEELING ISLAND GAMING, INC.
INDEX

Part I.  FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

WHEELING ISLAND GAMING, INC.

Consolidated Balance Sheets

($000’s omitted, except per share amounts)

	October 2, 2005	December 31, 2004
	Unaudited
Assets

Current assets:
Cash and cash equivalents	$11,332	$10,509
Receivables	7,623	3,547
Prepaid expenses and other assets	1,158	1,266
Deferred income taxes	864	1,914

Total current assets	20,977	17,236

Property and equipment, net	91,001	92,685
Licenses	65,919	65,919
Goodwill	32,221	32,221
Non-compete covenant	3,652	5,902
Other intangible assets	2,177	2,209
Debt issuance costs & other	3,287	3,914

Total assets	219,234	220,086

Liabilities and shareholders’ equity

Current liabilities:
Accounts payable	4,037	4,241
Accounts payable – affiliate	3,474	3,024
Accrued expenses	9,980	9,201
Income taxes payable	2,122	772

Total current liabilities	19,613	17,238

Long-term debt	126,000	142,250
Deferred income tax	26,778	28,210

Total liabilities	172,391	187,698

Shareholder’s equity:
Common stock, $1 par value, 500 shares authorized, issued and outstanding in 2005 and 2004, respectively	1	1
Additional paid-in capital	5,915	5,915
Retained earnings	40,927	26,472

Total shareholder’s equity	46,843	32,388

Total liabilities and shareholder’s equity	$219,234	$220,086

WHEELING ISLAND GAMING, INC.

Consolidated Statements of Income

($000’s omitted)

Unaudited

	Three Months Ended		Nine Months Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004

Operating revenue:
Gaming revenue	$24,555	$26,025	$74,692	$76,347
Pari-mutuel revenue	1,839	1,471	5,383	5,509
Food & beverage revenue	2,181	2,168	6,295	6,065
Lodging revenue	659	451	1,934	1,789
Other revenue	773	765	2,086	1,614
	30,007	30,880	90,390	91,324
Operating expenses:
Purse expense	4,714	5,489	15,514	16,404
Gaming expenses	1,736	1,423	5,536	5,205
Pari-mutuel expenses	1,047	792	3,105	2,551
Food & beverage expenses	2,319	2,474	7,140	6,683
Lodging expenses	323	295	898	919
Other expenses	242	322	648	551
Marketing and promotions	2,316	2,358	6,736	6,097
Facilities and maintenance	2,448	2,439	7,789	7,129
General and administrative	1,809	1,311	5,172	4,554
Business interruption insurance proceeds	(1,861)	—	(1,861)	—
Depreciation and amortization	2,735	2,988	8,485	8,836

	17,828	19,891	59,162	58,929

Operating income	12,179	10,989	31,228	32,395
Interest expense, net	(3,472)	(3,529)	(10,725)	(10,637)
Casualty loss recoveries, net	1,288	(610)	1,810	(610)
Other income/(expense)	(61)	2	(71)	24
Income before income tax	9,934	6,852	22,242	21,172
Income tax expense	3,478	2,441	7,786	7,453

Net income	$6,456	$4,411	$14,456	$13,719

WHEELING ISLAND GAMING, INC.

Consolidated Statements of Cash Flows

($000’s omitted)

Unaudited

	Nine Months Ended
	October 2, 2005	September 26, 2004

Cash flows relating to operating activities:
Net income	$14,456	$13,719
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	8,485	8,836
Deferred income tax	(382)	(1,219)
Other	750	657
Change in assets and liabilities:
Receivables	(4,121)	(58)
Prepaid expenses and other assets	108	(115)
Prepaid income taxes		2,390
Accounts payable – trade	(89)	(822)
Accounts payable – affiliate	450	4,433
Accrued expenses	726	2,926
Income taxes payable	1,351	994

Net cash provided by operating activities	21,734	31,741

Cash flows relating to investing activities:
Payments for capital expenditures	(4,714)	(4,000)
Net cash used in investing activities	(4,714)	(4,000)

Cash flows relating to financing activities:
Change in cash overdrafts	53
Repayment of long-term borrowings	(16,250)	(27,000)
Net cash used in financing activities	(16,197)	(27,000)

Net increase in cash	823	741

Cash balances:
Beginning of period	10,509	9,517

End of period	$11,332	$10,258

Supplemental disclosure:
Cash paid during the period for:
Income taxes	$6,817	$5,288

Interest	$6,899	$7,011

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

The fiscal year of the Company begins on January 1 and ends on December 31.  Fiscal quarters of the Company end on the Sunday nearest March 31, June 30, and September 30, respectively.  The three-month and nine-month periods ended October 2, 2005 consisted of 91 days and 275 days, respectively.  The three-month and nine-month periods ended September 26, 2004 consisted of 91 days and 270 days, respectively.

3.             Income Taxes

The provision for income taxes consists of the following:

	2005	2004

Current federal tax expense	$8,168	$8,672

Deferred federal tax expense (benefit)	(382)	(1,219)

	$7,786	$7,453

Federal income taxes included in the accompanying balance sheets at October 2, 2005 and December 31, 2004 are due to or receivable from DNC, as applicable.

The Company is not subject to state income tax.

4.             Related Party Transactions

Pursuant to an administrative services agreement with DNC G&E and DNC, the Company pays an annual administrative services fee equal to the greater of 1.5% of the preceding year’s total operating revenues or $1,200 for certain support services provided to the Company.  During the three-month periods ended October 2, 2005 and September 26, 2004, the Company recorded administrative services fees of $482 and $427, respectively.  During the nine-month periods ended October 2, 2005 and September 26, 2004, the Company recorded administrative services fees of $1,447 and $1,281, respectively.

The Company invests its excess cash in a segregated account administered by DNC under DNC’s centralized cash management program.  At October 2, 2005 and September 26, 2004, the Company had $495 and $595 invested in this program, respectively.  During the three-month periods ended October 2, 2005 and September 26, 2004, the Company recorded interest income of $2 and $1, respectively.  During the nine-month periods ended October 2, 2005 and September 26, 2004, the Company recorded interest income of $11 and $6, respectively.

5.          Casualty Losses and Related Recoveries

In September 2004 and January 2005, the Company’s gaming and racing facilities were damaged as a result of flooding of the Ohio River.  On each occasion, the Company incurred substantial repair costs and was forced to suspend all operations for several days resulting in a loss of operating profits. During the three months ended October 2, 2005, the Company recorded a net casualty loss recovery of $1,288, which represents the receipt of $1,139 of insurance reimbursements for January 2005 flood-related expenses, as well as a $174 reduction in flood costs from the September 2004 flood, offset by $25 of expenses from the January 2005 flood.  In addition, for the three months ended October 2, 2005 the Company recorded as credits to operating expenses, business interruption insurance proceeds attributable to the September 2004 and January 2005 floods of $1,300 and $561, respectively.  For the nine months ended October 2, 2005, the net casualty loss recovery amounted to $1,810, which is comprised of insurance reimbursements totaling $3,598 and $1,677 for the September 2004 and January 2005 floods, respectively, offset by flood related expenses of $630 and $2,835, respectively.  For the nine months ended October 2, 2005 business interruption insurance proceeds recorded as credits to operating expenses totaled $1,300 and $561 for the September 2004 flood and January 2005 flood, respectively.

In future periods, the Company expects to receive additional insurance proceeds related to repair costs incurred and business interruption losses sustained in both floods.  Proceeds that relate to repair costs will be recorded as casualty loss recoveries and proceeds that relate to business interruption losses sustained will be recorded as credits to operating expenses.  All proceeds will be recognized when realized.

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

General

We own and operate Wheeling Island Racetrack & Gaming Center, or Wheeling Island, a premier gaming and entertainment complex located in Wheeling, West Virginia.  Wheeling Island features 2,332 slot machines, a hotel, showroom, greyhound racetrack, pari-mutuel wagering on live greyhound racing and simulcast greyhound, thoroughbred and harness racing and various dining venues.

Casualty Losses

In September 2004 and January 2005, our gaming and racing facilities were damaged as a result of flooding of the Ohio River.  On each occasion, we incurred substantial repair costs and were forced to suspend all operations for several days resulting in a loss of operating profits. During the three months ended October 2, 2005, we recorded a net casualty loss recovery of $1,288, which represents the receipt of $1,139 of insurance reimbursements for January 2005 flood-related expenses, as well as a $174 reduction in estimated flood costs from the September 2004 flood, offset by $25 of expenses from the January 2005 flood.  In addition, for the three months ended October 2, 2005 we recorded as credits to operating expenses, business interruption insurance proceeds attributable to the September 2004 and January 2005 floods of $1,300 and $561, respectively.  For the nine months ended October 2, 2005, the net casualty loss recovery amounted to $1,810, which is comprised of insurance reimbursements totaling $3,598 and $1,677 for the September 2004 and January 2005 floods, respectively, offset by flood related expenses of $630 and $2,835, respectively.  For the nine months ended October 2, 2005 business interruption proceeds recorded as credits to operating expense totaled $1,300 and $561 for the September 2004 and January 2005 flood, respectively.

In future periods, we expect to receive additional insurance proceeds related to repair costs incurred and business interruption losses sustained in both floods.  Proceeds that relate to repair costs will be recorded as casualty loss recoveries and proceeds that relate to business interruption losses sustained will be recorded as credits to operating expense.  All proceeds will be recognized when realized.

Fiscal Year and Quarters

Our fiscal year begins on January 1 and ends on December 31.  Our fiscal quarters end on the Sunday nearest March 31, June 30 and September 30, respectively.  As a result of the later ending date, the nine months ended October 2, 2005 included 275 operating days in comparison to the nine months ended September 26, 2004, which included 270 operating days.

Results of Operations

Three Months Ended October 2, 2005 Compared to Three Months Ended September 26, 2004

Gaming revenues were $24.6 million for the three months ended October 2, 2005, a decrease of $1.4 million, or 5.6%, from $26.0 million for the three months ended September 26, 2004. The decrease in gaming revenues is due primarily to a July 2005 statutory change, which increased the share of net terminal income that is contributed to the employee pension fund from 0.5% to 1.0% and provided for a distribution of net terminal income to the workers compensation debt reduction fund for all net terminal income amounts up to a predetermined level.  As a result of the legislative changes, gaming revenue derived from slot machines as a percentage of net terminal income decreased from 55.5% to 53.4%. In addition, gaming revenues were negatively impacted by a $0.5 million increase in cash redemptions of player points that are recognized as reductions in gaming revenues and lower levels of gaming activity associated with increased competition from limited video lottery machines in our immediate market area and lower customer visitations due to higher fuel prices.  The decrease in gaming revenues occurred despite the loss of three operating days and portions of two other operating days in September 2004 due to the flooding of the Ohio River.

Pari-mutuel revenues were $1.8 million for the three months ended October 2, 2005, an increase of $0.3 million, or 25.0%, from $1.5 million for the three months ended September 26, 2004.  The increase in pari-mutuel revenues was due primarily to the cancellation of twelve live performances due to the closure of the racetrack facility for several days in September 2004 due to the flooding of the Ohio River.

Food and beverage revenues for the three months ended October 2, 2005 were $2.2 million, and were unchanged from the comparable period in the prior year.

Lodging revenues were $0.7 million for the three months ended October 2, 2005, an increase of $0.2 million, or 46.1%, from $0.5 million for the three months ended September 26, 2004.  The increase in lodging revenues was due primarily to lower room nights sold in the prior period due to the flooding of the Ohio River in September 2004.

Other revenues were $0.8 million for the three months ended October 2, 2005, and were unchanged from the comparable period in the prior year.

Purse expenses were $4.7 million for the three months ended October 2, 2005, a decrease of $0.8 million, or 14.1%, from $5.5 million for the three months ended September 26, 2004.  The decrease in purse expense was principally due to a July 2005 statutory change that lowered the purse share of net terminal income amounts for all net terminal income amounts up to a predetermined level.

Gaming expenses were $1.7 million for the three months ended October 2, 2005, an increase of $0.3 million, or 22.0%, from $1.4 million for the comparable period in the prior year. The increase in gaming expenses was due primarily to a $0.6 million cash shortage recovery in the prior year resulting from a one-time downward adjustment in the state's computation of net terminal income over the previous three years, offset by a $0.3 decrease in payroll costs associated with the implementation of ticket in-ticket out functionality in our slot machines.

Pari-mutuel expenses were $1.0 million for the three months ended October 2, 2005, an increase of $0.2 million, or 32.2%, from $0.8 million for the comparable period in the prior year. The increase in pari-mutuel expenses was due primarily to lower operating expenses incurred in the prior period as a result of the cancellation of twelve live performances due to the closure of the racetrack facility caused by the September 2004 flood.

Food and beverage expenses for the three months ended October 2, 2005 were $2.3 million, a decrease of $0.2 million, or 6.3%, from $2.5 million for the comparable period in the prior year.  The decrease in food and beverage expenses was due principally to a $0.2 million decrease in payroll costs compared to the comparable period in the prior year.

Lodging expenses were $0.3 million for the three months ended October 2, 2005, and were unchanged from the comparable period in the prior year.

Other expenses were $0.2 million for the three months ended October 2, 2005, a decrease of $0.1 million from $0.3 million for the three months ended September 26, 2004.  The decrease in other expenses was principally due to lower costs associated with our entertainment offerings.

Marketing and promotions expenses were $2.3 million for the three months ended October 2, 2005, a decrease of $0.1 million, or 1.8% from $2.4 million in the comparable period in the prior year.

Facilities and maintenance expenses were $2.4 million for the three months ended October 2, 2005, and were unchanged from the comparable period in the prior year.

General and administrative, or G&A, expenses were $1.8 million for the three months ended October 2, 2005, an increase of $0.5 million, or 38%, from $1.3 million for the comparable period in the prior year.  The increase in G&A expenses was principally related to a $0.3 million increase in payroll and employee relocation as well as a $0.2 million increase in legal costs.

Business interruption insurance proceeds of $1.9 million were recorded for the three months ended October 2, 2005.  Such business interruption insurance proceeds were recorded as credits to operating expense and are attributable to the September 2004 and January 2005 floods in the amounts of $1.3 million and $0.6 million, respectively.

Depreciation and amortization expenses for the three months ended October 2, 2005 were $2.7 million, a decrease of $0.3 million, or 8.5%, from $3.0 million for the comparable period in the prior year. The decrease in depreciation expense was due primarily to $3.2 million in slot machine assets being fully depreciated in November 2004.

Interest expense was $3.5 million for the three months ended October 2, 2005, and was unchanged from the comparable period in the prior year.

Net casualty loss recoveries of $1.3 million were recorded for the three months ended October 2, 2005. Such income principally represents insurance reimbursements of $1.1 million related to the January 2005 flood.

Income tax expense for the three months ended October 2, 2005 was $3.5 million, an increase of $1.1 million, or 42.5%, from $2.4 million for the three months ended September 26, 2004.  The increase was directly attributable to the $3.0 million increase in income before income taxes compared to the same period in the prior year.  Income tax expense for both periods was based on an effective tax rate of 35.0%.

Nine Months Ended October 2, 2005 Compared to Nine Months Ended September 26, 2004

Gaming revenues were $74.7 million for the nine months ended October 2, 2005, a decrease of $1.7 million, or 2.2%, from $76.3 million for the nine months ended September 26, 2004.  The decrease in gaming revenue was due primarily to the impact of the January 2005 flood which closed the gaming facility for three days and a portion of another day, increased competition from limited video lottery machines in our immediate market area and a legislative change enacted in July 2005 that increased the share of net terminal income that is contributed to the employee pension fund and provided for a distribution of net terminal income to the workers compensation debt reduction fund for all net terminal income amounts up to a predetermined level.  The decrease in gaming revenues occurred despite having five additional operating days for the nine months ended October 2, 2005 compared to the same period in the prior year and the loss of three operating days and portions of two other operating days in September 2004 due to the flooding of the Ohio River.

Pari-mutuel revenues for the nine months ended October 2, 2005 were $5.4 million, a decrease of $0.1 million or 2.3%, from $5.5 million for the nine months ended September 26, 2004.   The decrease was due to a 5.3% decrease in live wagering and a 15.0% decrease in simulcast wagering compared to the same period in the prior year. The decrease in live and simulcast wagering handle occurred despite an increase in the number of live and simulcast performances offered which resulted in a decrease in the average wagering per performance. The decrease in average wagering per live performance was caused by a reduction in the number of live races offered during several performances as a result of a viral infection of the racing greyhounds in the first three months of 2005.

Food and beverage revenues for the nine months ended October 2, 2005 were $6.3 million, an increase of $0.2 million, or 3.8%, from $6.1 million for the nine months ended September 26, 2004.  The increase in food and beverage revenues was due primarily to increased sales associated with the newly refurbished Island Room Buffet, which opened in March 2005.

Lodging revenues were $1.9 million for the nine months ended October 2, 2005 an increase of $0.1 million, or 8.1%, from $1.8 million for the nine months ended September 26, 2004.  The increase in lodging revenues was due primarily to lower room nights sold in the prior period due to the flooding of the Ohio River in September 2004.

Other revenues were $2.1 million for the nine months ended October 2, 2005, an increase of $0.5 million, or 29.2%, from $1.6 million for the nine months ended September 26, 2004.  The increase in other revenues relates to an increase in rental income from the kennel compound resulting from new leasing terms with kennel owners.

Purse expenses were $15.5 million for the nine months ended October 2, 2005, a decrease of $0.9 million, or 5.4%, from $16.4 million for the nine months ended September 26, 2004.  The decrease in purse expense was primarily due to the July 2005 legislative change that lowered the purse share of net terminal income for all net terminal income amounts up to a predetermined level.

Gaming expenses were $5.5 million for the nine months ended October 2, 2005 an increase of $0.3 million, or 6.4%, from $5.2 million for the nine months ended September 26, 2004. The increase in gaming expenses relate to a $0.6 million cash shortage recovery in the prior year resulting from a one-time downward adjustment in the state's computation of net terminal income over the previous three years, offset by $0.3 million in payroll savings associated with the implementation of ticket in ticket out functionality in our slot machines.

Pari-mutuel expenses were $3.1 million for the nine months ended October 2, 2005, an increase of $0.5 million, or 21.7%, from $2.6 million for the nine months ended September 26, 2004.  The increase in pari-mutuel expenses was due primarily to an increase in the number of live and simulcast wagering performances as a result of the cancellation of twelve live performances in the prior period due to the September 2004 flood, offset partially by the closure of the racetrack facility in January 2005 due to a separate flood.

Food and beverage expenses for the nine months ended October 2, 2005 were $7.1 million, an increase of $0.4 million, or 6.8%, from $6.7 million for the nine months ended September 26, 2004.  The increase in food and beverage expenses was due principally to an increase in food costs relating to the quality of the food offerings at the newly refurbished Island Room Buffet.

Lodging expenses were $0.9 million for the nine months ended October 2, 2005 and were unchanged from the comparable period in the prior year.

Other expenses were $0.6 million for the nine months ended October 2, 2005 and were not significantly changed from the comparable period in the prior year.

Marketing and promotions expenses were $6.7 million for the nine months ended October 2, 2005, an increase of $0.6 million, or 10.5%, from $6.1 million for the nine months ended September 26, 2004.  The increase in marketing and promotion costs were principally due to a $0.8 million increase in food and beverage complimentary costs as compared to the comparable period in the prior year, partially offset by lower advertising and consulting costs. The increase in food and beverage complimentaries was due to additional customer offers relative to the new Island Room buffet.

Facilities and maintenance expenses were $7.8 million for the nine months ended October 2, 2005, an increase of $0.7 million, or 9.3%, from $7.1 million for the nine months ended September 26, 2004.  The increase in facilities and maintenance expense was due primarily to a $0.7 million increase in insurance premiums paid for general liability and property coverage.

General and administrative, or G&A, expenses was $5.2 million for the nine months ended October 2, 2005, an increase of $0.6 million, or 13.6%, from $4.6 million for the same period in the prior year.  The increase in G&A expenses principally relates to an increase in administrative payroll including employee relocation as well as increased legal costs and a higher DNC management fee for the nine months ended October 2, 2005.

Business interruption insurance proceeds of $1.9 million were recorded for the nine months ended October 2, 2005.  Such business interruption insurance proceeds were recorded as credits to operating expense and are attributable to the September 2004 and January 2005 floods in the amounts of $1.3 million and $0.6 million, respectively.

Depreciation and amortization expenses for the nine months ended October 2, 2005 were $8.5 million, a decrease of $0.3 million, or 4.0%, from $8.8 million for the same period in the prior year.  The decrease in depreciation expense was due primarily to $3.2 million in slot machine assets being fully depreciated in November 2004.

Interest expense was $10.7 million for the nine months ended October 2, 2005, an increase of $0.1 million, or 0.8%, from $10.6 million for the nine months ended September 26, 2004. The increase in interest expense is attributed to five additional days of accrued interest for the nine month period ending October 2, 2005 compared to the prior year.

Net casualty loss recoveries of $1.8 million were recorded for the nine months ended October 2, 2005, compared to a $0.6 million net casualty loss for the nine months ended September 26, 2004. The $1.8 million of net casualty loss recovery represents insurance reimbursements of $3.6 million and $1.7 million for the September 2004 flood and January 2005 flood, respectively, partially offset by flood related expenses of $0.6 million and $2.8 million for the September 2004 flood and January 2005 flood, respectively.

Income tax expense for the nine months ended October 2, 2005 was $7.8 million, an increase of $0.3 million, or 4.5%, from $7.5 million for the nine months ended September 26, 2004.  The increase was directly attributable to the $1.0 million increase in income before income taxes from $21.2 million for the nine months ended September 26, 2004, to $22.2 million for the nine months ended October 2, 2005.  Income tax expense for both periods was based on an effective tax rate of 35.0%.

Liquidity and Capital Resources

As of October 2, 2005, we had cash and cash equivalents of $11.3 million.  Our principal source of liquidity during the nine months ended October 2, 2005 consisted of cash provided by operating activities.  Our principal source of liquidity for the nine months ended September 26, 2004 consisted of cash provided by operating activities.  The cash provided by operating activities for the nine months ended October 2, 2005 was $21.7 million, a $10.0 million decrease from $31.7 million for the nine months ended September 26, 2004.  The $10.0 million decrease in cash provided by operating activities was due to a $11.3 million increase in the change in working capital due primarily to a $2.4 million increase in the change in prepaid income taxes, a $4.0 million increase in the change in accounts receivable, and a $5.4 million decrease in the change in accounts payable and accrued expenses, offset by a $0.8 million increase in net income and a $0.6 million increase in non-cash adjustments.

Cash used in investing activities for the nine months ended October 2, 2005 was $4.7 million, an increase of $0.7 million, from $4.0 million for the nine months ended September 26, 2004.  The increase in cash used for investing activities was due to additional capital expenditures incurred relating to various projects including $2.3 million to convert our slot machines to ticket in-ticket out functionality.

Cash used in financing activities for the nine months ended October 2, 2005 was $16.2 million, or $10.8 million lower than the $27.0 million of cash used in financing activities for the nine months ended September 26, 2004.  The $10.8 million decrease in cash used in financing activities is due to a $10.7 million decrease in repayments made under our revolving credit facility during the nine months ending October 2, 2005, as compared to the same period in the prior year and $0.1 million in cash overdrafts.  As of October 2, 2005 we had drawn $1.0 million against the revolving credit facility and our total commitment balance was $25.0 million.

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

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officers and principal financial officer, has carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.  Based on such evaluation, the Company’s principal executive officers and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be disclosed by the Company in this quarterly report on Form 10-Q was recorded, processed, summarized, disclosed and reported within the time periods specified by the rules of the Securities and Exchange Commission.

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

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

The kennels for some of the racing greyhounds that participate in our racing meets were relocated to Brooke County, West Virginia, during the 2002 calendar year.  The County Commission of Brooke County, West Virginia, is now claiming an entitlement to a portion of the revenue generated by our gaming and pari-mutuel racing operations by virtue of the location of our kennel compound in Brooke County.  The Brooke County Commission threatened to take legal action to obtain those revenues, or alternatively, to enjoin the continued operation of our kennels in Brooke County because of their construction without prior approval in a local option election.  It is our position that Brooke County is not entitled to a share of our gaming and pari-mutuel racing revenues.  In addition, the construction and operation of our kennels was approved by the West Virginia Racing Commission.  On February 25, 2004, we commenced an action in the Circuit Court of Kanawha County, West Virginia, which names the Brooke County Commission, the Ohio County Commission and the West Virginia Racing Commission as defendants.  The action seeks a declaratory judgment to confirm that the West Virginia Racing Commission followed all lawful procedures and acted within the scope of its authority when the Racing Commission approved the construction and operation of our kennels, that the local option election contended for by the Brooke County Commission was not required, and that Brooke County is only entitled to receive the property tax revenue associated with the kennel facility.  This matter is now in the litigation discovery phase.

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

WHEELING ISLAND GAMING, INC.
(Registrant)

Date: November 15, 2005	By:	/s/ Michael D. Corbin
Michael D. Corbin
Interim Vice President of Finance
(principal financial officer and chief accounting officer)