Form 10-K
period 2005-12-31
WHEELING ISLAND GAMING INC
filed 2006-03-31
CIK 1166041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-81778

WHEELING ISLAND GAMING, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	1 South Stone Street
(State or other jurisdiction of	Wheeling, West Virginia
incorporation or organization)	(Address of principal executive offices)

16-1333214	26003
(I.R.S. Employer Identification No.)	(Zip Code)

Registrant’s telephone number, including area code: (304) 232-5050

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES:     ☐      NO:      ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES:     ☒      NO:      ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES:     ☒      NO:     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer:    ☐      Accelerated filer:    ☐       Non-accelerated filer:     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES:    ☐     NO:    ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common Stock, $1 par value	500 shares outstanding

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS	1
	Operations	1
	Marketing	2
	The Wheeling Island Expansion	3
	Market	3
	Competition	4
	Intellectual Property Rights	5
	Suppliers	6
	Employees	6
	Available Information	6
	Security and Controls	6
	Regulation and Licensing	7

ITEM 1A.	RISK FACTORS	9

ITEM 1B.	UNRESOLVED STAFF COMMENTS	15

ITEM 2.	PROPERTIES	15

ITEM 3.	LEGAL PROCEEDINGS	16

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	17

ITEM 6.	SELECTED FINANCIAL DATA	17

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21
	Overview	21
	Critical Accounting Policies	22
	Recent Accounting Pronouncements	24
	Results of Operations	24
	2005 Compared to 2004	24
	2004 Compared to 2003	27
	Liquidity and Capital Resources	30
	Contractual Obligations and Commitments	31

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	31

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	31

ITEM 9A.	CONTROLS AND PROCEDURES	32

ITEM 9B.	OTHER INFORMATION	32

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	33
	Audit Committee of the Board of Directors	34
	Code of Ethics	34

ITEM 11.	EXECUTIVE COMPENSATION	34
	Remuneration of Directors	34
	Compensation of Executive Officers	35
	Report of the Board of Directors on Executive Compensation	36

ITEM 12.	STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
	AND MANAGEMENT	37
	Principal Stockholders	37

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	38

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	38

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	40

Signatures		41

INDEX TO EXHIBITS		42

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS		F1

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

Operations

Wheeling Island is a 270,000-square foot facility that, as of December 31, 2005, featured:

•                                          64,272-square feet of gaming area with 2,332 slot machines;

•                                          151-room hotel;

•                                          550-seat multi-purpose showroom;

•                                          4,100 square feet of conference space;

•                                          a one-quarter mile greyhound racetrack with a 2,400-seat grandstand and mezzanine area;

•                                          a full-service 600-seat clubhouse restaurant, a 300-seat buffet-style restaurant, a 128- seat casual restaurant, a 70-seat fine dining restaurant, a 140-seat food court, two concession stands, four lounges and three bars;

•                                          180 covered parking spaces; and

•                                          2,295 uncovered parking spaces.

Gaming Operations

We currently operate 2,332 gaming devices in three main gaming areas. Other than 84 slot machines, which we lease, we own all of the slot machines operating at our facility. The Wheeling Island expansion, an annex to our existing gaming facility, contains 1,146 machines. The Wheeling Island expansion opened for gaming on June 26, 2003. The Island Room contains 618 slot machines. The Fairgrounds Room, located in the original lower grandstand of the racetrack, contains 568 slot machines. All three gaming areas (Wheeling Island Expansion, Island Room and Fairgrounds Room) are contiguous. Our slot machines include mechanical spinning reel slot machines and video lottery terminals with either coin-out or ticket in ticket out (TITO) functionality. In late 2004 we initiated a concerted effort to convert the necessary hardware in a majority of our coin-out machines to TITO. As a result of the conversion effort, the number of machines that have the coin-out payment functionality was reduced from 2,014 at December 31, 2004 to 704 at December 31, 2005. Of the remaining 1,628 machines in operation at December 31, 2005, 1,508 are TITO and 120 have ticket-out functionality only. We offer one local progressive slot machine game, which links multiple machines playing for a single jackpot. The West Virginia

Lottery Commission, or the Lottery Commission, has initiated a plan to implement multi-state progressive slot machine games at all four West Virginia racetracks. Such multi-state progressive slot games would link together certain slot machine terminals located at all four West Virginia racetracks and certain terminals located at racetracks in Delaware and Rhode Island with each linked terminal contributing to a single multi-state jackpot. In February 2006 the Lottery Commission contracted with Scientific Games, Inc. to replace the current SAMS 7.1-2 IGT central system that tracks all of the video gaming activity in West Virginia. The Lottery Commission expects the new central system to be fully operational with all of the video lottery terminals in West Virginia connected by the end of February 2007. We do not believe that the central system conversion will have a material adverse impact on our business, financial condition or results of operation.

Pari-Mutuel Operations

We offer pari-mutuel wagering on live greyhound racing events and greyhound, thoroughbred and harness racing events simulcast from other racetracks across the country. We normally conduct eight live greyhound racing events each week, and offer wagering on simulcast racing events every day. A live greyhound racing event consists of 15 to 20 greyhound races. We typically simulcast between 4 and 21 racing programs per day.

Food and Beverage Operations

Food and beverage operations at our facility are comprised of a full-service 600-seat clubhouse restaurant in the upper level of the grandstand, a 300-seat buffet-style restaurant located in the Island Room, a 128-seat casual restaurant, a 70-seat fine dining restaurant, a 140-seat food court, two concession stands, four lounges and three bars. The casual restaurant, fine dining restaurant, food court, one lounge and one bar were added with the opening of the Wheeling Island expansion. The buffet style restaurant was expanded to 300 seats and refurbished during 2005.

Lodging and Entertainment Operations

Lodging operations are comprised of a 151-room hotel, which includes nine suite style rooms. The hotel was opened on June 26, 2003 in conjunction with the Wheeling Island expansion.

Entertainment operations consist of a 550-seat multi-purpose showroom and various conference facilities, which opened on June 26, 2003 in connection with the Wheeling Island expansion. The multi-purpose showroom is used as an entertainment venue and for large special events. During 2005 the showroom hosted 233 events. The conference facilities are used to host a variety of large meeting functions and other catered events.

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

Our primary promotional tool used to develop customer loyalty is the Preferred Player Club, which we introduced in July 2000. The Preferred Player Club provides gaming customers with reward incentives for increased levels of play. Beginning in October 2002, such reward incentives were revised to provide Preferred Player Club members with club points equal to a percentage of all gaming dollars played. Club points can be redeemed for cash, food and beverage, lodging, entertainment and retail offers. Members also receive complimentary coupons and promotional offers and discounts as part of a monthly mailer. We administer the Preferred Player Club through the use of a player tracking system. The player tracking system also contains information concerning customer preferences and interests that allows us to tailor our program rewards and other promotions accordingly. Total club membership in the Preferred Player Club as of December 31, 2005 exceeded 381,000 members. In the future, we expect to strengthen the Preferred Player Club by improving the variety of rewards offered to members.

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

Our marketing and promotional efforts include extensive use of direct mail, television, radio and print media advertising in our primary market. During fiscal year 2005, we spent a total of $7.8 million on marketing and advertising programs. Of this amount, $1.0 million was spent on media advertising and $6.8 million was spent on promotional programs, including all reward expenditures related to the Preferred Player Club. For the year ended December 31, 2005, the allocation of our expenditures for media advertising was 40.9% on direct mail, 12.4% on newspapers and other print media, 6.7% on television, 1.5% on radio, and 38.5% on billboard advertising.

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

Market

Our primary market consists of the 150-mile radius area around Wheeling, West Virginia, including the major cities of Akron, Canton, Youngstown and Columbus, Ohio and Pittsburgh, Pennsylvania. Patrons from these highly populated areas enjoy convenient access to Wheeling Island via Interstate Route 70, a major four-lane highway adjacent to our property. According to the Lottery Commission, annual gaming revenues (representing gross terminal income) generated in West Virginia were $894.5 million for the State’s fiscal year ended June 30, 2005, a 4.6% increase over the prior year period. According to Lottery Commission data, during the most recent six-month period ended December 31, 2005, gaming revenues were $457.6 million, representing an increase of 2.9% over the same period in the prior year.

Our market share of gaming revenue (representing gross terminal income) during the State’s fiscal year ended June 30, 2005 was 21.2%. Our market share of gaming revenue during the period from July 1, 2005 to December 31, 2005 was 21.0%. As of December 31, 2005, we had 20.5% of the total number of slot machines operating in West Virginia. The current market for our facility consists primarily of day-trip customers from the surrounding area and gaming patrons from the major cities of Akron, Columbus, Canton and Youngstown, Ohio and Pittsburgh, Pennsylvania, which utilize our 151-room hotel for extended stays typically lasting from one to two nights. The average length of stay in our hotel during 2005 was 1.3 days. We believe that the location of our facility along with the additional gaming capacity and amenities that were added from the Wheeling Island expansion has enabled us to grow our share of gaming revenues within our primary market. In the future, however, we believe that our market share of gaming revenues within our primary market will be adversely affected by the introduction of slot machine gaming in western Pennsylvania.

Competition

The West Virginia Racetrack Video Lottery Act, as amended (or the Lottery Act), provides that only licensed greyhound or horse racing facilities that were licensed prior to January 1, 1994, and which conduct a minimum number of days of live racing, may offer slot machine gaming. We are one of four licensed racing facilities that have approval to offer slot machine gaming in West Virginia.

We believe that the primary competitive factors in our industry are location, number of slot machines, types and prices of amenities, name recognition, customer service, overall atmosphere and availability and convenience of parking. We face significant competition for wagering dollars from various different competitors in West Virginia, as well as in the adjacent states of Pennsylvania and Ohio. Currently, our principal direct competitor is Mountaineer Park, located approximately 50 miles to the north in Chester, West Virginia. Mountaineer Park offers slot machine gaming and pari-mutuel wagering on live thoroughbred racing and simulcast thoroughbred, harness and greyhound events. This gaming facility competes directly with us in attracting the western Pennsylvania market, including Pittsburgh, as well as the northern panhandle market of West Virginia and the feeder markets in northeastern Ohio. Mountaineer Park currently offers more gaming machines and more entertainment amenities than we do, including an 18-hole golf course, a 5,000-seat concert venue and a health spa. We believe that our ability to compete with Mountaineer Park was greatly enhanced when we opened the Wheeling Island expansion in the second quarter of 2003, which added many amenities to our facility. We also believe that the competitive impact of the expansion is complemented by our location and accessibility. Wheeling Island is located in the City of Wheeling, one of the major population centers of the northern panhandle market of West Virginia, while Mountaineer Park is located in the less populated Town of Chester. Wheeling Island’s property is adjacent to Interstate Route 70, a major four-lane highway that provides customers with easy access to our facility, while Mountaineer Park is located on a two-lane state road. Other than Mountaineer Park, there are currently no facilities offering competitive pari-mutuel live racing and slot machine gaming within a 150-mile radius of our facility. In addition to our facility and Mountaineer Park, there are two facilities located in West Virginia that offer slot machine gaming. However, these facilities in Charleston and Charles Town, West Virginia are located more than 150 miles away from our facility. As a result, we believe that we do not compete to any significant extent with these facilities for customers.

On July 5, 2004, legislation was enacted in Pennsylvania permitting the introduction of slot machine gaming in that state. The 2004 Pennsylvania law provides for the establishment of a state gaming control board that will award fourteen licenses to operate slot machine gaming facilities in Pennsylvania. Our primary market consists of the 150-mile radius around Wheeling and includes the western Pennsylvania market area that includes Pittsburgh. Slot machine operators that are awarded licenses in western Pennsylvania will compete directly with us for customers in our market. We believe that such licenses will be awarded in late 2006 and that gaming operations in western Pennsylvania will commence in 2007. We expect the introduction of slot machine gaming in the western Pennsylvania market to have a material adverse impact on our business, financial condition and results of operation.

We currently compete with The Meadows, a harness racetrack located approximately 35 miles to the east in Washington, Pennsylvania. Currently, The Meadows only offers pari-mutuel wagering; however, we believe it is likely that The Meadows will be awarded a slot machine gaming license in late 2006 under the Pennsylvania legislation enacted in 2004.

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

On January 1, 2002, legislation became effective which authorized up to 9,000 slot machines in adults-only facilities throughout West Virginia. The legislation allows slot machines in establishments licensed by the State to sell beer or other alcoholic beverages for consumption on the premises. In addition, slot machines are allowed in certain fraternal or veterans’ organizations that have been approved to operate these slot machines. No more than five slot machines are allowed in approved establishments licensed to sell alcoholic beverages and no more than ten slot machines are allowed at approved fraternal or veterans organizations. As of December 31, 2005, 8,369 of these slot machines are licensed and operating in West Virginia. While we believe the existence of such slot machines has reduced the growth rate of our gaming revenues, we do not believe such machines have had a material impact on our business, financial condition or results of operations.

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

Suppliers

We contract for the supply of numerous goods and services. Our significant agreements with suppliers are for totalisator services, video and peripheral equipment, slot machine games, communication and slot machine gaming supplies, the supply of beer and other alcoholic products and fresh and frozen food products. These services generally are provided under short-term agreements.

Employees

As of December 31, 2005, we employed approximately 954 persons, 694 of whom were full-time employees and 260 of whom were part-time employees. The United Food and Commercial Workers Union, Local 23, represents approximately 319 employees in our pari-mutuel, maintenance, cleaning, racing and slot machine gaming operations departments. Our labor agreement with the United Food and Commercial Workers Union, Local 23 expired on February 26, 2006. We are currently operating under the terms of the expired agreement while negotiating a permanent extension of this agreement The Hotel Employees and Restaurant Employees Union, Local 57 represents approximately 279 employees in our food and beverage department, 36 employees in our security department, and 30 lodging department employees under three separate collective bargaining agreements. The collective bargaining agreements with the food and beverage employees and security department employees expire on June 22, 2006, and April 30, 2006, respectively. The separate collective bargaining agreement with the lodging employees expires on June 30, 2009. The International Alliance of Theatrical and Stage Employees Union represents 16 part-time stagehand employees in our entertainment department. The union agreement with these employees will expire on June 22, 2007. We believe that we generally have satisfactory relations with our employees and with all three unions.

Available Information

We make available free of charge through our Internet website, www.wheelingisland.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such materials with, or furnish them, to the Securities and Exchange Commission, or SEC. Such reports will remain available on our website for at least twelve months. The contents of our website are not incorporated by reference into this annual report. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NW, Washington, D.C. 20549.

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

West Virginia Racing Regulations

Our greyhound racing operations are subject to extensive regulation by the West Virginia Racing Commission, or the Racing Commission. The powers and responsibilities of the Racing Commission include, among other things:  (i) granting permission annually to maintain racing licenses and schedule race meets; (ii) approving simulcasting activities; (iii) licensing all of our officers, directors, racing officials and certain other employees; and (iv) approving all of our contracts that affect our racing and pari-mutuel wagering operations. Such powers and responsibilities extend to the approval and/or oversight of all aspects of racing and pari-mutuel wagering operations. In order to conduct simulcast racing, we are required under West Virginia law to hold a minimum of 220 live race days each year. During 2005 we conducted a total of 304 live race days. In addition, certain activities, such as simulcasting races, require the consent of the representatives of a majority of the greyhound owners and trainers at our facility.

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

West Virginia Lottery Regulations

The operation of video lottery games in West Virginia is subject to the Lottery Act. Licensing and regulatory control are provided by the Lottery Commission. The Lottery Act provides that only greyhound or horse racing facilities that were licensed prior to January 1, 1994 and conduct a minimum number of days of live racing may offer video lottery gaming. There are only four facilities that qualify under this legislation, including us. Accordingly, we must comply fully with regulations of the Racing Commission to qualify for our license under the Lottery Act and maintain our video lottery gaming operations.

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

Video lottery machines may only be operated in the grandstand building of a racetrack where pari-mutuel wagering is permitted; provided, however, that if a racetrack was authorized by the Lottery Commission prior to November 1, 1993 to operate video lottery machines in another area of the racetrack’s facilities, such racetrack may continue to do so. Our competitor, Mountaineer Park, is the only facility to benefit from this, and has lottery machines at the hotel on its premises.

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

By Lottery Commission directive, all of our slot machines were required to be connected to the SAMS 7.1-2 IGT central system maintained by the Lottery Commission. The central system tracks all of the video lottery gaming activity in West Virginia. In February 2006 the Lottery Commission contracted with Scientific Games, Inc. to supply a new central system that will replace the SAMS 7.1-2 IGT central system. All of our slot machines will be required to be connected to the new central system supplied by Scientific Games, Inc. If the operation of the central system or the conversion to the new central system causes a disruption of video lottery gaming for any reason, we believe that the Lottery Commission would suspend all gaming operations within the State until normal operation of the system was restored. Any such suspension could cause a material disruption of our gaming operations and have a material adverse effect on our business, financial condition and results of operations.

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

Compliance with Other Laws

We are also subject to a variety of other rules and regulations, including zoning, construction and land-use laws and regulations in West Virginia governing the service of alcoholic beverages. We derive a significant portion of our other revenues from the sale of alcoholic beverages to patrons of our facilities. Any interruption or termination of our existing ability to serve alcoholic beverages would have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Business

We Are Dependent on a Single Gaming Site

We do not have operations other than Wheeling Island Racetrack & Gaming Center and are entirely dependent upon this gaming site for our revenues. Accordingly, we may be subject to greater risks than a geographically diversified gaming operation, including, but not limited to:

•                  Risks related to local and regional economic and competitive conditions, such as a decline in the number of residents near or visitors to Wheeling Island, a downturn in the overall economy in our market, a decrease in gaming activities in our market or an increase in competition in our market;

•                  Impeded access due to weather, road construction or closures of primary access routes;

•                  Changes in local and state governmental laws and regulations (including changes in laws and regulations affecting gaming operations and taxes);

•                  Risks related to acts of terrorism or breaches of security affecting our facility or our market; and

•                  Natural and other disasters affecting our market.

We are located on Wheeling Island on the Ohio River, and floods, such as the ones that occurred in September 2004 and January 2005 that closed our facility for several days on each occasion, could disrupt our business for an indeterminate amount of time. The future occurrence of flood events such as these could have a material adverse effect on our business, financial condition and results of operations.

Government Regulation Could Have a Negative Effect on Our Business

Our operations are subject to extensive government regulations and could be subjected at any time to additional or more restrictive regulations. We are subject to the provisions of the West Virginia Racing Act, which governs the conduct of greyhound racing in West Virginia, and the Lottery Act, which governs the operation of slot machines in West Virginia.

Our ability to remain in business depends upon our continued ability to operate in compliance with all applicable gaming and racing laws and regulations, including the acquisition and maintenance of several licenses and permits. Our material licenses are subject to annual or other periodic renewal and governmental authorities may refuse to grant us the licenses necessary to continue to operate our existing facility. In addition, we may be investigated by the (Racing Commission) or the Lottery Commission at any time. Should either commission consider us to be in violation of any applicable laws or regulations, each commission has the plenary authority to suspend or rescind our licenses. In addition, from time to time, our operations may not have been in compliance with all applicable laws and regulations, although we do not believe such non-compliance is material. No assurance can be given that these or any other future violations will not result in an investigation or suspension or termination of one or more of our licenses. In addition, we can give no assurance that regulatory authorities will renew our required licenses or permits in the future or that they will approve any required filings to conduct business in our jurisdiction. The failure to obtain or maintain in effect required regulatory approvals, permits or licenses would have a material adverse effect upon our business, financial condition and results of operations.

The Lottery Commission also licenses all persons who control or are key personnel of our gaming operations to ensure their integrity and absence of any criminal involvement. We can give no assurance that the Lottery Commission will renew these required licenses. The failure to renew such licenses could have a material adverse effect upon our business, financial condition and results of operation.

The conduct of gaming by a racing facility is subject to the approval of the voters of the county in which the facility is located. If such approval is obtained, the facilities may continue to conduct video lottery activities unless the matter is resubmitted to the voters pursuant to a petition signed by at least 5% of the registered voters, who must wait at least five years from such approval to bring such a petition. If approval is denied, another vote on the issue may not be held for two years. Gaming was approved in Ohio County, the location of Wheeling Downs, in May 1994. If such approval were ever revoked, it would have a material adverse effect on our business, financial condition and results of operations.

In the past the West Virginia legislature has increased the state’s share of gross terminal income. There is a reasonable likelihood of increased gaming taxes on the state’s racetracks in future years. Any substantial unfavorable change in the future in the enabling laws or tax rates on gaming revenues could make our business substantially less profitable or illegal, which would have a material adverse effect on our business, financial condition and results of operations.

We are also subject to a variety of other rules and regulations, including zoning, construction and land-use laws and regulations in West Virginia governing the service of alcoholic beverages. We derive a significant portion of our other revenues from the sale of alcoholic beverages to patrons of our facilities. Any interruption or termination of our existing ability to serve alcoholic beverages would have a material adverse impact on our business, financial condition and results of operations.

Our facilities are currently subject to various local regulations, which prohibit smoking in certain areas of our facilities. A significant percentage of our gaming patrons smoke and therefore the enactment of any regulation which increases the areas of our facility where smoking is prohibited could materially impact of our business, financial condition and results of operations.

The Competition from the Introduction of Slot Machine Gaming in Pennsylvania Will Have a Material Adverse Impact on Our Business

On July 5, 2004 legislation was enacted in Pennsylvania permitting the introduction of slot machine gaming in that state. The 2004 Pennsylvania law provides for the establishment of a state gaming control board that will award 14 licenses to operate slot machine gaming facilities in Pennsylvania. Our primary market consists of the 150-mile radius around Wheeling and includes the western Pennsylvania market area that includes Pittsburgh. Slot machine operators that are awarded licenses in western Pennsylvania will compete directly with us for customers in our market. We believe that such licenses will be awarded in late 2006 and that gaming operations in western Pennsylvania will commence in 2007. We expect the introduction of slot machine gaming in the western Pennsylvania market to have a material adverse impact on our business, financial condition and results of operation.

If Existing Gaming Regulations Are Liberalized Enabling New Competitors to Enter Our Market, Our Business Could be Materially Adversely Affected

The state of Ohio currently does not permit any form of casino gaming. If gaming legislation similar to that which has been approved in West Virginia and Pennsylvania were approved in Ohio, there would be seven racetracks in Ohio that could potentially compete with us for gaming customers in the Ohio market. In addition to the extent that West Virginia or other nearby states allow expanded casino gaming, the new gaming facilities may offer more gaming machines than we do, or gaming machines that are not offered by us, as well as other forms of gaming not currently available in West Virginia. The introduction of these forms of additional competition could have a material adverse impact on our business, financial condition and results of operation.

If We Are Unable to Compete Successfully With Our Existing Competitors, Our Business Could Be Materially Adversely Affected

We face significant competition for wagering dollars from various different competitors in West Virginia, as well as in the adjacent states of Pennsylvania and Ohio. Our principal direct competitor is Mountaineer Park, located approximately 50 miles to the north of Chester, West Virginia. Mountaineer Park offers slot machine gaming, pari-mutuel wagering on live thoroughbred racing and simulcast thoroughbred, harness and greyhound events. This gaming facility competes directly with us in attracting the western Pennsylvania market, including Pittsburgh, as well as the northern panhandle market of West Virginia and the feeder markets in northeastern Ohio. To the extent that Mountaineer Park enhances its facilities by adding more slot machines or other amenities, it may become an even more significant competitor.

To a lesser extent, we compete with Thistledown, located approximately 143 miles to the northwest in Cleveland, Ohio; Northfield Park, located approximately 150 miles to the north in Northfield, Ohio. The Meadows, located approximately 35 miles to the east in Washington, Pennsylvania; and Beulah Park; and Scioto Downs, located approximately 135 miles to the west in Columbus, Ohio. These facilities offer pari-mutuel wagering but do not currently offer slot machine gaming. As discussed above, if such facilities were to receive legislative approval to offer slot machine gaming, they would directly compete with us for customers in our primary market. We also compete with statewide lotteries in West Virginia, Pennsylvania and Ohio and live and simulcast pari-mutuel wagering in Pennsylvania and Ohio. In addition, we generally compete with other entertainment options available to consumers.

The Competition from Gaming Machines in Adults–Only Facilities in West Virginia Could Have an Adverse Impact on Our Business

On January 1, 2002, legislation became effective which authorized up to 9,000 slot machines in adults-only facilities throughout West Virginia. The legislation allows slot machines in establishments licensed by the state to sell beer or other alcoholic beverages for consumption on the premises. In addition, slot machines are allowed in certain fraternal or veterans’ organizations. No more than five slot machines are allowed in approved establishments licensed to sell alcoholic beverages and no more than ten slot machines are allowed in fraternal or veterans’ organization that have been approved to operate these slot machines. As of December 31, 2005, 8,369 of these slot machines are licensed and operating in West Virginia. The state of West Virginia could liberalize gaming laws relating to these additional slot machines, increase the number of slot machines authorized or significantly improve the competitive position of the establishments authorized to operate these slot machines. The occurrence of some or all of these events could have a material adverse impact on our business, financial condition and results of operations.

Our Business May Be Adversely Affected by Recession or Economic Downturn; the Seasonal Nature of Our Business Could Also Adversely Affect Our Cash Flow

Our primary business involves leisure and entertainment. During periods of recession or economic downturn, consumers may reduce or eliminate spending on leisure and entertainment activities. In the event that our primary demographic market or the United States in general suffers adverse economic conditions, our revenues may be materially adversely affected. In addition, our operations are somewhat seasonal in nature. Winter conditions may adversely affect transportation routes to our gaming site, as well as cause cancellations of live greyhound racing. As a result, unfavorable seasonal conditions could have a material adverse effect on our operations.

Our Gaming Operations Are Dependent on Our Linkage to the Lottery Commission’s Central System

By Lottery Commission directive, all of our slot machines are required to be connected to the SAMS 7.1-2 IGT central system maintained by the Lottery Commission. In February 2006, the Lottery Commission contracted with Scientific Games Inc. to supply a new central system that will replace the SAMS 7.1-2 IGT central system. All of our slot machines will be required to be connected to the new central system supplied by Scientific Games, Inc. If the operation of the central system or the conversion to the new central system causes a disruption of video lottery gaming for any reason, we believe that the Lottery Commission would suspend all gaming operations within the state until normal operation of the system was restored. Any such suspension could cause a material disruption of our gaming operations and have a material adverse impact on our business, financial condition and results of operations.

We Have in the Past Suffered, and We May Continue in the Future to Suffer, Losses from Our Pari-Mutuel Wagering Business

We are required to continue our pari-mutuel wagering business in order to maintain our gaming license. In the past we have incurred operating losses on our pari-mutuel wagering business that were offset by operating profits in our slot machine gaming business. We are attempting to minimize or eliminate losses from our pari-mutuel wagering business by increasing marketing efforts, cutting costs and enhancing the quality of our greyhound racing activities. Nonetheless, there can be no guarantee that this strategy will prove successful, that our unprofitable operations can become profitable or that if they become profitable, will continue to be profitable.

We Are Controlled by a Single Stockholder

Delaware North G&E is our sole stockholder, and thus exercises control over all matters that require approval by our stockholders, including the election of directors and the approval of significant transactions. There can be no assurance that the interests of Delaware North G&E will not conflict with the interests of the holders of our senior unsecured notes.

We May Be Subject to Material Environmental Liability as a Result of Unknown Environmental Hazards

We may incur costs to comply with environmental requirements, such as those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the clean up of properties affected by hazardous substances. Under these and other environmental requirements, as an owner of real estate we may be required to investigate and clean up hazardous or toxic substances or chemical releases that may be found on our property. We could also be held liable to a governmental entity or to third parties for property damage, personal injury and for investigation and clean-up costs in connection with any contamination on our property. These laws typically impose clean-up responsibility and liability without regard to whether the owner knew of or caused the presence of the contaminants or whether or not the contamination occurred prior to the owner’s possession of the property. The investigation, remediation or removal of harmful substances can be very costly. In addition, if contamination is found to exist on our property, we could be subject to common law claims by third parties based on damages and costs resulting from that environmental contamination. We cannot assure you that substantial clean-up or remediation costs will not be incurred in the future.

Outcome of Legal Proceedings

Periodically we are defendants in various legal proceedings that arise in the normal course of our business. In general legal proceedings can be costly and time consuming and there can be no assurance as to the outcome of these matters. We may not prevail in the defense of these proceedings and such matters could ultimately result in settlements or damages that could materially impact our business, financial condition and results of operations.

Dependence on Key Management Personnel

We are dependent on the employment services of several key members of our management team. Our ability to retain key management personnel is impacted by the competitiveness of our overall compensation philosophy and the continuing growth of the gaming industry as a whole, which increases the demand for gaming management personnel. The loss of the services of any of these key individuals could have a material adverse effect on our business, financial condition and results of operations.

Potential Impact of Labor Unions

Some of our employees are represented by labor unions. A lengthy strike or other work stoppage could have an adverse effect on our business, financial condition and results of operations. We cannot provide assurance that we will not experience an increase in the successful unionization of our work force. In addition, our labor agreement with the United Food and Commercial Workers Union, Local 23 expired on February 26, 2006 and we are currently negotiating an extension of this agreement. It is possible that these union employees will seek an increase in wages and/or benefits. The collective bargaining agreements with the food and beverage employees and security department employees expire on June 22, 2006 and April 30, 2006, respectively. Any significant increase in labor costs could have a material adverse effect on our business, financial condition and results of operations.

Availability of Competitive Slot Product

A portion of our gaming revenues is attributable to the popularity of the type of slot machine games that we offer at our gaming facility and it is critical that we continue to offer the latest technology in slot machine gaming to our customers. All of the slot machine game manufacturers in West Virginia are required to be licensed by the Lottery Commission. In addition, all of the slot machine games need to be separately tested and approved by the Lottery Commission. Since certain game manufacturers may choose not to become licensed in West Virginia, or may choose to forego the necessary testing required for approval of new slot games given the lack of size of the West Virginia market, we cannot make any assurances as to our ability to purchase any new slot games that are introduced to the marketplace. If our ability to provide the latest slot gaming technology is curtailed it may adversely impact our profitability.

Unstable Energy Costs

Our facility uses significant amounts of electricity, gas and other forms of energy. While no shortages of energy have been experienced, the recent significant increases in energy costs will continue to negatively impact our results of operations. In addition, the energy and fuel price increases could also result in a decline in disposable income of potential customers and a corresponding decrease in visitation to our facility, which would negatively impact our revenues. The magnitude of the impact will be subject to market forces beyond our control and we cannot make any assurances that such impacts will not be material.

Covenant Restrictions Under Our New Revolving Credit Facility and the Indenture May Limit Our Ability to Operate Our Business

Our secured revolving credit facility (revolver) and the Indenture, dated as of December 19, 2001, by and among the Company, the Guarantors (as defined therein), and U.S. Bank, N.A., as trustee (Indenture), governing our senior unsecured notes contain, and other future agreements governing our debt may contain, among other things, covenants that may restrict our ability and the guarantors’ ability to finance future operations or capital needs or to engage in other business activities.

Our revolver also requires us to maintain specified financial ratios and satisfy certain financial condition tests that may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests.

In addition, the revolver and the Indenture restrict, and other future agreements governing our debt may restrict, among other things, our ability and the guarantors’ ability to:

•                  prepay principal of or redeem or repurchase subordinated debt or unsecured debt, including our senior unsecured notes in some circumstances;

•                  dispose of property;

•                  merge with other entities;

•                  make acquisitions and investments in other persons or entities;

•                  pay dividends or make distributions;

•                  grant liens and negative pledges;

•                  incur debt; and

•                  make capital expenditures.

Servicing Our Debt Will Require a Significant Amount of Cash, And Our Ability to Generate Sufficient Cash Depends on Many Factors, Some of Which Are Beyond Our Control

Our ability to service our debt (including our senior unsecured notes) depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. In addition, the ability to borrow funds under our revolving credit facility in the future depends on our meeting the financial covenants in such credit agreement, including a minimum fixed charge coverage ratio test and a maximum leverage ratio test. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under our revolving credit facility, in an amount sufficient to enable us to pay our debt or to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to service our debt obligations, including making payments on our senior unsecured notes.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

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

ITEM 3. LEGAL PROCEEDINGS

The kennels for some of the racing greyhounds, which participate in our racing meets, were relocated to Brooke County, West Virginia during the 2002 fiscal year. The County Commission of Brooke County, West Virginia, claims an entitlement to a portion of the revenue generated by our gaming and pari-mutuel racing operations by virtue of the location of our kennel compound in Brooke County. The Brooke County Commission threatened to take legal action to obtain those revenues, or in the alternative, to enjoin the continued operation of our kennels in Brooke County because of their construction without prior approval in a local option election. It is our position that Brooke County is not entitled to a share of our gaming and pari-mutuel racing revenues. In addition, the West Virginia Racing Commission approved the construction and operation of our kennels. On February 25, 2004, we commenced an action in the Circuit Court of Kanawha County, West Virginia, which names the Brooke County Commission, the Ohio County Commission and the West Virginia Racing Commission as defendants. The action seeks a declaratory judgment to confirm that the West Virginia Racing Commission followed all lawful procedures and acted within the scope of its authority when the Racing Commission approved the construction and operation of our kennels, that the local option election contended for by the Brooke County Commissioners was not required, and that Brooke County is only entitled to receive the property tax revenue associated with the kennel facility.

We have reached an agreement in principle with Brooke County to the settlement of this matter on terms, which will not have a material impact to us, or to the continued operation of our kennels. This agreement in principle is currently being memorialized by the parties.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND  ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 6.   SELECTED FINANCIAL DATA

The selected financial data presented below as of and for the five years ended December 31, 2005 has been derived from our audited consolidated financial statements. Our selected statement of operations data for 2005, 2004 and 2003, and our selected balance sheet data at December 31, 2005 and 2004, have been derived from audited consolidated financial statements included elsewhere in this Annual Report. Our selected statement of operations data for 2002 and 2001, and our selected balance sheet data at December 31, 2003, 2002 and 2001, have been derived from audited consolidated financial statements not included in this Annual Report. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those consolidated financial statements and related notes thereto which are included elsewhere herein.

	Year Ended December 31,
	(dollars in thousands, except ratios)
	2005	2004	2003	2002	2001(1)

Statement of Operations Data:
Operating revenue:
Gaming revenue (2)	$96,368	$100,378	$88,634	$78,550	$67,372
Pari-mutuel revenue	7,052	6,841	7,704	8,639	9145
Food & beverage revenue	8,273	7,782	6,066	4,913	4,502
Lodging revenue	2,528	2,468	1,542	—	—
Other revenue	2,708	1,947	1,357	790	800

Total operating revenue	116,929	119,416	105,303	92,892	81,819

Operating expenses:
Purse expense	20,129	21,473	20,147	18,799	17,025
Gaming costs	7,095	7,440	7,025	4,397	3,755
Pari-mutuel costs	4,058	3,521	3,772	4,049	4,335
Food & beverage costs	9,453	8,444	6,857	5,617	4,083
Lodging expenses	1,208	1,239	810	—	—
Other expenses	819	739	339	—	—
Marketing and promotions	9,327	8,258	6,568	6,046	4,270
Facilities and maintenance	10,448	9,704	7,309	5,176	4,790
Management fees (3)	—	—	—	—	25,521
General and administrative (4)	6,789	6,404	5,117	3,909	3,069
Business Interruption Insurance Proceeds (5)	(1,861)	—	—	—	—
Depreciation and amortization	11,347	11,693	9,630	7,483	3,703

Total operating expenses	78,812	78,915	67,574	55,476	70,551

Income from operations	38,117	40,501	37,729	37,416	11,268

Interest expense, net	(13,967)	(14,338)	(14,013)	(13,939)	(1,427)
Casualty (loss) recoveries, net (6)	1,893	(4,308)	—	—	—
Other income (expense), net	(69)	(254)	1	(333)	(69)
Income before income tax	25,974	21,601	23,717	23,144	9,772
Income tax expense	9,060	7,593	8,325	8,303	3,313

Net income	$16,914	$14,008	$15,392	$14,841	$6,459

Operating Data:
Gross terminal income (7)	$190,526,887	$193,705,811	$174,829,040	$149,137,640	$116,297,474
Number of slot machines (8)	2,332	2,362	2,200	1,623	1,537
Slot machine win per unit per day (9)	$228.55	$237.38	$253.60	$267.87	$239.39
Hotel occupancy % (10)	98.1%	90.9%	81.5%	—	—
Revenue per available room (11)	$46.25	$45.28	$54.04	—	—

Balance Sheet Data:
Cash and cash equivalents	$11,957	$10,509	$9,517	$7,867	$9,903
Total assets	215,110	220,086	230,516	185,740	168,107
Total long term debt	134,000	142,250	159,000	126,500	125,000
Shareholder’s equity	37,302	32,388	30,880	27,488	12,647

(1)           On December 19, 2001, we redeemed the entire equity interest of WHX Entertainment Corp. for total consideration of $105.0 million (the Stock Purchase Transaction). Of the $105.0 million total consideration, $90.0 million is attributable to the purchase price of the shares and $15.0 million is attributable to a non-compete covenant whereby WHX is prohibited from engaging in any business, which is the same as, substantially similar to, or directly competitive with the business activities conducted by us for a period of five years.

(2)           Gaming revenues represent gross revenues from slot machine gaming, or total amounts wagered, net of winning patron payouts (the “gross terminal income”) less (1) a fee of up to 4% of gross terminal income paid to the Lottery Commission for administering slot machine gaming at the licensee’s race track (the “administration fee”), (2) a tax of 30% of net terminal income (gross terminal income less the administration fee) paid to the State’s general revenue fund, (3) an amount of 9.5% of net terminal income (NTI) to be paid to various state funds, including funds for tourism promotion, Ohio County, employee retirement programs and other programs and (4) an amount of 7% of NTI to be paid to the State’s Worker’s Compensation debt reduction fund up to a maximum amount of $11.0 million in any state fiscal year.

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

We accrue the expected surcharge amount ratably during the year based upon estimates of the actual amounts expected to be paid in each state fiscal year. The recoupment of amounts held in the capital reinvestment account, and a similar fund held by the Racing Commission to be used for racetrack capital improvements, are included in gaming revenues during the period in which, they are earned and approved qualifying expenditures made. Excess qualifying expenditures may be carried forward for recoupment in future periods, subject to certain statutory limitations. During 2005, the Company recognized recoupments of $4,352 as an element of reported gaming revenue.

(3)           Historically, we recorded and paid management fees to two shareholders based on the total operating revenues of the preceding year pursuant to management services agreements that terminated upon consummation of the Stock Purchase Transaction.

(4)           Effective December 19, 2001, Wheeling Island entered into an administrative services agreement pursuant to which administrative fees are recorded and paid to Delaware North G&E. Pursuant to this agreement, Delaware North G&E receives a fee that is equal to the greater of 1.5% of preceding year total operating revenues or $1.2 million per year. Such fees are recorded as general and administrative expenses.

(5)           Business interruption insurance proceeds represent insurance recoveries that relate to lost operating profits and were recorded as credits to operating expense. The proceeds recorded in 2005 are attributable to the September 2004 and January 2005 floods in the amount of $1.3 million and $0.6 million, respectively.

(6)           Casualty (loss) recoveries, net represent the repair costs incurred in the September 2004 and January 2005 floods and the related insurance reimbursements. In 2005 we recorded a net casualty (loss) recovery of $1.9 million, which is comprised of insurance reimbursements totaling $3.6 million and $1.7 million for the September 2004 and January 2005 floods, respectively, offset by flood related expenses of $0.6 million and $2.8 million, respectively.

During 2004 we recorded a net casualty loss of $4.3 million, which represents flood repair costs incurred for the September 2004 flood.

(7)           Gross terminal income represents gross revenues from slot machine gaming, or total amounts wagered, net of winning patron payouts.

(8)           The number of slot machines are given as of the end of each period presented.

(9)           Slot machine win per unit per day refers to the gross terminal income for a given period divided by the average number of slot machines operating in that period divided by the number of days in that period.

(10)         Hotel occupancy percentage represents total number of rooms sold or provided gratuitously to customers, divided by the total number of rooms available for sale.

(11)         Revenue per available room represents total lodging revenues for the year divided by the total number of rooms available for sale during the year.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that we “expect,” “estimate,” “anticipate,” or “believe” and all other statements concerning future financial results, product or service offerings or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of applicable securities legislation and regulations. Forward-looking statements involve known and unknown factors, risks and uncertainties, which may cause our actual results in future periods to differ materially from those expressed in any forward-looking statements.

Overview

General

We own and operate Wheeling Island Racetrack & Gaming Center, or Wheeling Island, a premier gaming and entertainment complex located in Wheeling, West Virginia. Wheeling Island features 2,332 slot machines, a hotel, showroom, greyhound racetrack, pari-mutuel wagering on live greyhound racing and simulcast greyhound, thoroughbred and harness racing and various dining venues.

Our gaming operation is comprised of 2,332 slot machines situated within 64,272 square feet of gaming area. Our slot machines include mechanical spinning reel slot machines and video lottery terminals with either coin-out or voucher-out functionality. The gaming mix is comprised of 1,628 slot machines that dispense vouchers for patron winnings and 704 machines that dispense coins. The gaming mix includes one progressive game that links multiple machines playing for a larger combined jackpot.

Our pari-mutuel operations consist of pari-mutuel wagering on live greyhound races and on greyhound, thoroughbred and harness events that are simulcast from other racetracks. Our racetrack currently conducts eight live greyhound races each week and offers a mix of simulcast wagering every day.

Our food and beverage operations include a full-service 600-seat clubhouse restaurant, a 300-seat buffet-style restaurant, a 128-seat casual restaurant, a 70-seat fine dining restaurant, a 140-seat food court, two concession stands, four lounges and three bars.

Our lodging operations are comprised of a 151-room hotel, which includes nine suite style rooms.

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

Casualty Loss

In September 2004 and January 2005, our gaming and racing facilities were damaged as a result of flooding of the Ohio River. On each occasion we incurred substantial repair costs and were forced to suspend all operations for several days resulting in a loss of operating profits. For the fiscal year ended December 31, 2005 we recorded a net casualty loss recovery of $1.9 million, which is comprised of insurance reimbursements totaling $3.6 million and $1.7 million for the September 2004 and January 2005 floods, respectively, offset by flood related expenses of $0.6 million and $2.8 million, respectively. Also during 2005, business interruption insurance proceeds recorded as credits to operating expenses totaled $1.3 million and $0.6 million for the September 2004 and January 2005 floods, respectively.

During 2004 we recorded a net casualty loss of $4.3 million, which represents flood repair costs incurred for the September 2004 flood. In addition, during 2004 we recorded a $0.3 million loss included in other expense, which represents the net carrying value of equipment assets lost during the September flood. The equipment assets that were purchased to replace the lost equipment were recorded as capital expenditures during 2004 and totaled $0.3 million.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the notes to the Consolidated Financial Statements. We believe the following represents our critical accounting policies.

Revenue Recognition

Gaming revenues represent gross revenues from slot machine gaming, or total amounts wagered, net of winning patron payouts (the “gross terminal income”) less (1) a fee of up to 4% of gross terminal income paid to the Lottery Commission for administering slot machine gaming at the licensee’s race track (the “administration fee”), (2) a tax of 30% of net terminal income (gross terminal income less the administration fee) paid to the state’s general revenue fund, (3) an amount of 9.5% of net terminal income (NTI) to be paid to various state funds, including funds for tourism promotion, Ohio County, employee retirement programs and other programs and (4) an amount of 7% of NTI to be paid to the State’s Worker’s Compensation debt reduction fund up to a maximum amount of $11.0 million in any state fiscal year.

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

We accrue the expected surcharge amount ratably during the year based upon estimates of the actual amounts expected to be paid in each state fiscal year. The recoupment of amounts held in the capital reinvestment account, and a similar fund held by the Racing Commission to be used for racetrack capital improvements, are included in gaming revenues during the period in which they are earned and approved qualifying expenditures are made. Excess qualifying expenditures may be carried forward for recoupment in future periods, subject to certain statutory limitations. During 2005, we recognized recoupments of $4,352 as an element of reported gaming revenue.

Valuation of Goodwill and Other Intangible Assets

The carrying value of long-lived assets, including goodwill and other intangible assets, are reviewed for impairment annually or more frequently whenever events or changes in circumstances indicate that the assets might be impaired.

On July 5, 2004, legislation was enacted in Pennsylvania permitting the introduction of slot machine gaming in that state. The 2004 Pennsylvania law provides for the establishment of a state gaming control board that will award 14 licenses to operate slot machine gaming facilities in Pennsylvania. Our primary market consists of the 150-mile radius around Wheeling and includes the western Pennsylvania market area that includes Pittsburgh. Slot machine operators that are awarded licenses in western Pennsylvania will compete directly with us for customers in our market, which may have an adverse effect on our implied fair value.

We performed our annual review of the carrying value of the goodwill and operating licenses for impairment as of December 31, 2005.

The first step in our goodwill impairment test, used to identify potential impairment, compared our fair value to our carrying value, including goodwill. Our fair value was determined based on the discounted cash flow method. The cash flows associated with the discounted cash flow method were based on a number of estimates and assumptions, including our projected future operating results, which include the estimated impact of gaming in western Pennsylvania and the reasonable likelihood of enhanced gaming in West Virginia, our long-term growth rate and a discount rate. As our fair value exceeds our carrying value, the second step in the assessment process was not necessary. Accordingly, no impairment charge was required.

In testing the operating licenses for impairment we compared the fair value of the intangible assets to their carrying value. The fair value of our operating licenses was determined based on the discounted cash flow method. The cash flows associated with the discounted cash flow method were based on a number of estimates and assumptions, including our projected future operating results of which include the estimated impact of gaming in western Pennsylvania, the reasonable likelihood of enhanced gaming in West Virginia, our long-term growth rate and a discount rate. Pursuant to this evaluation we determined that the operating licenses were not impaired.

Significant changes to one or more of these assumptions could change our conclusions in the future. Our analysis assumes that gaming in Pennsylvania will commence in 2007, and as that date approaches and more specific information becomes available, our goodwill and other intangible assets may be determined to be impaired.

Preferred Player Program

Many of our customers are members of our frequent player program called the Preferred Player Club. The Preferred Player Club is a promotional tool used to develop customer loyalty by providing customers with reward incentives for increased levels of play. Club members can accumulate points for casino wagering that can be redeemed for cash, food and beverages, lodging, entertainment and retail products. A liability is recorded for the estimate of unredeemed points based on redemption history. Points redeemed for cash are recognized as a reduction in revenues while points redeemed for food and beverage, lodging, entertainment, and other retail products are recognized as promotional expenses.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles, as well as to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. The statement requires retrospective application to prior periods’ financial statements of changes in accounting principles. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material effect on our consolidated financial position, results of operations, or cash flows.

Results of Operations

2005 Compared to 2004

Gaming revenues were $96.4 million for the year ended December 31, 2005, a decrease of $4.0 million, or 4.0%, from $100.4 million for the year ended December 31, 2004. The decrease in gaming revenue was due primarily to the impact of the January 2005 flood which closed the gaming facility for three days and a portion of another day, increased competition from limited video lottery machines in our immediate market area, a legislative change enacted in July 2005 that increased the share of net terminal income that is contributed to the employee retirement fund by 0.5% up to the base level and provided for a distribution of net terminal income to the workers compensation debt reduction fund for all net terminal income amounts up to a predetermined level and a $0.9 million increase in the redemption of Preferred Players Club points and coupons for cash which are recognized as reductions of gaming revenue. The decrease in gaming revenue occurred despite the closure of the gaming facility of four days and portions of two other days as a result of the flooding of the Ohio River in September 2004.

Pari-mutuel revenues for the year ended December 31, 2005 were $7.1 million, an increase of $0.3 million, or 3.1%, from $6.8 million for the year ended December 31, 2004. The increase in pari-mutuel revenues was due primarily to the additional commissions earned on the exporting of our live racing signal resulting from an increase in the number of live performances offered from 383 in 2004 to 408 during 2005, offset partially by a 11.8% decrease in simulcast wagering handle. The increase in the number of live performances offered was due principally to the cancellation of 33 live performances in 2004 during the shutdown of the racing operations caused by the flooding of the Ohio River.

Food and beverage revenues for the year ended December 31, 2005 were $8.3 million, a $0.5 million increase, or 6.3%, from $7.8 million for the year ended December 31, 2004. The increase in food and beverage revenues was due primarily to the increased sales associated with the newly refurbished and expanded Island Room Buffet which opened in March 2005 and the impact of the closure of the gaming facility for several days during 2004 as a result of the flooding of the Ohio River offset partially by the impact of the January 2005 flood which also closed the gaming facility for several days.

Lodging revenues of $2.5 million for the year ended December 31, 2005 were unchanged from the prior year despite an increase in occupancy percentage from 90.1% for the year ended December 31, 2004 to 98.1% for the year ended December 31, 2005. The increase in occupancy percentage is due to an increase in the number of rooms provided gratuitously to customers and our increase in complimentary room discounts offered to patrons.

Other revenues were $2.7 million for the year ended December 31, 2005, an increase of $0.8 million, or 39.1%, from $1.9 million for the year ended December 31, 2004. The increase in other revenues relates to an increase in rental income from the kennel compound resulting from the new leasing terms with kennel owners.

Purse expense for the year ended December 31, 2005 was $20.1 million, a decrease of $1.4 million, or 6.3%, from $21.5 million for the prior year. The decrease in purse expense was due principally to the July 2005 legislative change that lowered the purse share of net terminal income for all net terminal income amounts up to a predetermined level.

Gaming expenses were $7.1 million for the year ended December 31, 2005, a decrease of $0.3 million, or 4.6%, from $7.4 million for the year ended December 31, 2004. The decrease in gaming expenses is due to $0.8 million of payroll savings associated with the implementation of the TITO functionality in our slot machines, offset partially by the recording of a $0.6 million cash shortage recovery in the prior year resulting from a one-time downward adjustment in the state’s computation of net terminal income over the previous three years.

Pari-mutuel expenses were $4.1 million for the year ended December 31, 2005, an increase of $0.6 million, or 15.3%, from $3.5 million for the prior year. The increase in pari-mutuel expenses is due primarily to cost associated with the increase in the number of live racing performances offered from 383 in 2004 to 408 in 2005 and increased costs resulting from new leasing terms with kennel owners.

Food and beverage expenses for the year ended December 31, 2005 were $9.5 million, an increase of $1.1 million, or 11.9%, from $8.4 million for the year ended December 31, 2004. The increase in food and beverage expenses is due primarily to a $0.5 million increase in food costs related to the $0.5 million increase in food and beverage sales and an increase in the quality of food offerings at the newly refurbished Island Room Buffet and a $0.3 million increase in payroll costs.

Lodging expenses were $1.2 million for the year ended December 31, 2005 and are unchanged from the prior year.

Other expenses were $0.8 million for the year ended December 31, 2005, an increase of $0.1 million, or 10.8%, from $0.7 million for the year ended December 31, 2004. The increase in other expense is due primarily to the recording of a $0.1 million loss on retail inventory during 2005.

Marketing and promotions expenses for the year ended December 31, 2005 were $9.3 million, an increase of $1.0 million, or 12.9%, from $8.3 million for the year ended December 31, 2004. The increase in marketing and promotions expense is due to a $0.6 million increase in the cost of food and beverage complimentaries,  $0.7 million of increased promotional costs associated with an increase in the number of Preferred Player Club parties, and a $0.2 million increase in promotional printing costs offset partially by a $0.4 million decrease in advertising costs.

Facilities and maintenance expenses were $10.4 million for the year ended December 31, 2005, an increase of $0.7 million, or 7.7%, from $9.7 million for the prior year. The increase in facilities and maintenance expense is due to a $0.8 million increase in insurance premiums paid for liability and property coverage, a $0.2 million increase in utilities expense and a $0.1 million increase in contract services costs offset partially by a $0.5 million decrease in real property and personal property taxes.

General and Administrative, or G&A, expenses were $6.8 million for the year ended December 31, 2005, an increase of $0.4 million, or 6.0%, from $6.4 million for the year ended December 31, 2004. The increase in G&A expenses is due primarily to a $0.2 million increase in legal fees and settlements and a $0.2 million increase in the administrative services fees paid to our sole stockholder.

Business interruption insurance proceeds of $1.9 million were recorded in the year ended December 31, 2005. Such business interruption insurance proceeds were recorded as credits to operating expense and are attributable to the September 2004 and January 2005 floods in the amounts of $1.3 million and $0.6 million, respectively.

Depreciation and amortization expenses for the year ended December 31, 2005 were $11.3 million, a $0.4 million, or 3.0% decrease from $11.7 million for the prior year. The decrease was due primarily to $3.2 million in slot machine assets being fully depreciated in November 2004.

Interest expense, net was $14.0 million for the year ended December 31, 2005, a decrease of $0.3 million, or 2.6%, from $14.3 million for the year ended December 31, 2004. The decrease in interest expense is due primarily to decreased borrowings under our revolving credit facility for the year ended December 31, 2005 as compared to the prior year and higher interest income associated with higher invested cash balances during 2005 as compared to the prior year.

Net casualty loss recoveries of $1.9 million were recorded for the year ended December 31, 2005 as compared to a casualty loss of $4.3 million for the year ended December 31, 2004. The net casualty loss recoveries recorded in 2005 are comprised of insurance reimbursements totaling $3.6 million and $1.7 million for the September 2004 and January 2005 floods, respectively, offset partially by flood-related expenses of $0.6 million and $2.8 million, respectively. The $4.3 million casualty loss recorded in 2004 represents flood repair costs incurred for the September 2004 flood.

Other expense for the year ended December 31, 2005 was $0.1 million, a $0.2 million decrease from $0.3 million for the prior year. The decrease in other expense is due primarily to the recording of a $0.3 million expense in 2004 representing the loss on the disposition of equipment assets destroyed in the September 2004 flood as compared to the $0.1 million expense recorded in 2005 representing the loss on the disposition of assets destroyed in the January 2005 flood.

Income tax expense was $9.1 million for the year ended December 31, 2005, an increase of $1.5 million, or 19.3%, from $7.6 million for the year ended December 31, 2004. The increase was directly attributable to the $4.4 million increase in income before income taxes from $21.6 million for the year ended December 31, 2004 to $26.0 million for the year ended December 31, 2005. Income tax expense for both periods was based on an effective tax rate of 35.0%.

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

The Wheeling Island expansion increased the number of slot machines from 1,630 to 2,200 and added new lodging, food and beverage and entertainment amenities to the Wheeling Island complex. The Wheeling Island expansion opened on June 26, 2003 and was only open for approximately six months during the 12 months ended December 31, 2003. The full year impact of the Wheeling Island expansion and the further expansion of Wheeling Island’s gaming operations which increased the number of slot machines from 2,200 to 2,362 during 2004 resulted in higher levels of gaming activity which increased net terminal income from $167.8 million to $186.0 million, or 10.8%. The increase in gaming activity occurred despite the closure of the gaming facility for four days and portions of two other days as a result of the flooding of the Ohio River in September.

All cash redemptions of points earned by members in our Preferred Players Club and redemption of cash coupons provided to Preferred Players Club members are recognized as reductions in gaming revenues. Total cash redemptions were $3.5 million for the year ended December 31, 2004, a decrease of $2.3 million, or 39.2%, from $5.8 million for the year ended December 31, 2003. The decrease in cash redemptions despite increased membership in the Preferred Players Club is due to the elimination of cash coupons provided to Preferred Players Club members beginning in September 2003.

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

Gaming expenses were $7.4 million for the year ended December 31, 2004, an increase of $0.4 million, or 5.9%, from $7.0 million for the year ended December 31, 2003. The increase in gaming expenses is due primarily to a $1.9 million increase in gaming payroll costs associated with the full year impact of the Wheeling Island expansion and the in-house labor dedicated to the technical maintenance of the Company’s slot machines, which was previously provided by a contracted service and $0.5 million of licensee fee costs for licensed slot games offset partially by (i) the recording in 2004 of a $0.6 million recovery of previously recorded cash shortages (ii) the recording of a $0.7 million cash shortage during 2003 and (iii) a $0.7 million decrease in contract services costs relating to the technical maintenance of our slot machines.

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

General and administrative, or G&A, expenses for the year ended December 31, 2004 were $6.4 million, an increase of $1.3 million, or 25.2%, from $5.1 million for the year ended December 31, 2003. The increase in G&A expense was due primarily to a $0.7 million increase in administrative payroll and employment related costs for staff additions associated with the Wheeling Island expansion, a $0.3 million increase in administrative services fees paid to our sole stockholder and a $0.2 million increase in other professional services costs.

Depreciation and amortization expenses for the year ended December 31, 2004 were $11.7 million, a $2.1 million, or 21.4% increase from $9.6 million for the prior year. The increase was due primarily to the full year impact of increased depreciation expense associated with the $63.6 million of Wheeling Island expansion assets that were added to our buildings, improvements and equipment accounts in 2003 and $5.1 million of additional assets that were added to our buildings, improvements and equipment accounts during the 12 months ended December 31, 2004.

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

Other expense for the 12 months ended December 31, 2004 was $0.3 million and primarily represents the loss on the disposition of equipment assets destroyed by the flooding of the Ohio River in September. No such expense was recorded in 2003.

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

Liquidity and Capital Resources

As of December 31, 2005 we had cash and cash equivalents of $12.0 million. Our principal source of liquidity during the year ended December 31, 2005 consisted of cash provided by operating activities. As of December 31, 2004 we had cash and cash equivalents of $10.5 million. Our principal source of liquidity for the year ended December 31, 2004 consisted of cash provided by operating activities.

Cash provided by operating activities for the year ended December 31, 2005 was $27.1 million as compared to $34.5 million for the year ended December 31, 2004. The $7.4 million decrease was due to (i) an $11.6 million decrease in cash flows attributable to changes in balance sheet accounts including a $4.3 million decrease in the change in accrued expenses relating to higher accrued expenses in 2004 as a result of the September 2004 flood, a $2.7 million decrease in the change in receivables relating to the timing of the receipt of the capital improvement fund recoupments from the state of West Virginia in 2004 and a $2.4 million decrease in prepaid income taxes in 2004, and (ii) a $0.6 million decrease in depreciation and amortization and other non-cash charges offset partially by a $2.9 million increase in net income and a $2.0 million decrease in the deferred income tax benefit relating primarily to return-to-provision and Internal Revenue Service audit adjustments to tax depreciation.

Cash used in investing activities for the years ended December 31, 2005 and 2004 was $6.4 million and $5.0 million, respectively. The $1.4 million increase in cash used for investing activities was due to additional capital expenditures incurred relating to various projects including $4.1 million to convert our slot machines to the TITO functionality.

Cash used in financing activities for the year ended December 31, 2005 was $19.3 million, or $9.2 million lower than the $28.5 million of cash used in financing activities for the year ended December 31, 2004. The $9.2 million decrease in cash used in financing activities is due to an $8.5 million decrease in the repayments made under our revolving credit facility during the year ended December 31, 2005 as compared to the prior year, a $0.5 million decrease in the dividend payment made to our sole stockholder and a $0.1 million increase in the change in cash overdrafts for the year ended December 31, 2005. As of December 31, 2005 we have drawn $9.0 million against the revolving credit facility and the total commitment balance was $25.0 million. During the next 12 months the commitment balance will remain at $25.0 million.

In 2001, we executed a $40.0 million secured revolving credit facility (revolver) with a bank group. In 2003, we executed an increase in the available commitment under the revolver from $40.0 million to $50.0 million. As of December 31, 2005, we had drawn $9.0 million against the revolver. The revolver includes a $5.0 million letter of credit component, and is secured by all of our assets. Interest is based on LIBOR plus a stated percentage or, at our option, the lead bank’s commercial base rate plus a stated percentage. At December 31, 2005, the lowest applicable rate was 6.6%. A commitment fee is payable quarterly on the unused balance. The revolver provides for quarterly reductions of $3,125 to the commitment, which began in December 2003, and continued until the commitment was reduced to $25.0 million at September 30, 2005. At December 31, 2005 the commitment balance remained at $25.0 million. The revolver matures in January 2007.

We believe our future cash provided by operating activities, as well as availability under our revolving credit facility will provide sufficient funding for our future working capital needs and capital expenditures.

Contractual Obligations and Commitments

The following table reflects our contractual obligations and commitments:

	Payments Due by period (in thousands)
		Less than	1-3	3-5	After 5
($000)	Total	1 Year	Years	Years	Years

Long Term Debt	$134,000	$0	$9,000	$125,000	$0
Total Contractual Obligations and Commitments	$134,000	$0	$9,000	$125,000	$0

Our ability to service our debt depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. In addition, the ability to borrow funds under our revolving credit facility in the future depends on our meeting the financial covenants in such credit agreement, including a minimum fixed charge coverage ratio test and a maximum leverage ratio test. We cannot provide assurance that our business will generate cash flow from operations, or that future borrowings will be available to use under our revolver or otherwise, in an amount sufficient to enable us to service our long-term debt or to fund other liquidity needs.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and accompanying footnotes are set forth on pages F-1 through F-15 of this report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL  DISCLOSURE

Previously reported in our Current Report on Form 8-K filed on February 15, 2006 and in our Current Report filed on March 31, 2006.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth the names, ages and positions of our directors and executive officers.

Name	Age	Position and Office Held

Charles E. Moran, Jr.	55	Chairman of the Board
William J. Bissett	57	Director
Thomas A. Cooper	69	Director, Chairman of Audit Committee
William R. Greiner	71	Director, Member of Audit Committee
Ronald A. Sultemeier	57	Chief Executive Officer
Robert D. Marshall, Jr.	41	President
James W. Simms	41	Vice President of Marketing
Michael D. Corbin	44	Interim Vice President of Finance

Charles E. Moran, Jr. Mr. Moran was appointed as a director and named Chairman of the Board in August of 2004. Mr. Moran has served as the President and Chief Operating Officer of Delaware North Companies, Inc. since January 2004. For 2002 and 2003,
Mr. Moran served as Chief Financial Officer of Delaware North. Mr. Moran joined CA One Services, Inc., a Delaware North subsidiary, as Vice President of Finance in 1992. Mr. Moran was appointed President of CA One Services in 1997.

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

William R. Greiner. Dr. Greiner was appointed as a director and named a member of the Audit Committee in January 2003.
Dr. Greiner is a law professor at the University at Buffalo, the State University of New York. From 1991 to 2003, Dr. Greiner served as the University’s President and from 1984 through 1991, Dr. Greiner served as the University’s Senior Vice President and Provost. From 1980 through August 1984, Dr. Greiner served as the University’s Associate Vice President for Academic Affairs and Chief Academic Officer for the Division of Academic Affairs.

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

Robert D. Marshall, Jr. Mr. Marshall was appointed as our President in July 2005. From 1993 to 1999 Mr. Marshall worked for Wyndham Hotels and Resorts in various management positions, including General Manager of the Wyndham Cleveland Hotel at Playhouse Square. From 2000 to 2002, Mr. Marshall served as Director of Facilities and Services for Accenture where he was responsible for the facility services of several Accenture locations in the Chicago area. Mr. Marshall joined Delaware North Companies Parks and Resorts, Inc., a Delaware North subsidiary, as Regional Vice President in 2002 and served in that capacity until July 2005.

James W. Simms. Mr. Simms was appointed as our Vice President of Marketing in January 2006. From February 2000 through July 2001 Mr. Simms served as Direct Marketing Manager for Park Place Entertainment’s, Bally’s and Paris properties in Las Vegas. From 2001 to 2005, Mr. Simms served as Director of Marketing for Ameristar Casinos, Inc. where he was responsible for developing the marketing plans for Ameristar’s Nevada properties. During 2005 Mr. Simms served as Senior Director of Marketing for the Majestic Star Casino in Gary, Indiana.

Michael D. Corbin. Mr. Corbin was appointed as an Interim Vice President of Finance in October 2005. Mr. Corbin has been the Controller for Delaware North G&E since April 1996. Prior to that position, he was Senior Financial Analyst for Delaware North. Mr. Corbin served as our Vice President of Finance from November 2001 through May 2005.

Audit Committee of the Board of Directors

The Board of Directors has an Audit Committee, which held eight meetings in 2005. The Audit Committee currently consists of Messrs. Cooper and Greiner. The Board of Directors has determined that Thomas A. Cooper is an “audit committee financial expert,” within the meaning of the rules of the Securities and Exchange Commission. Both Mr. Cooper and Dr. Greiner qualify as “independent” as such term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act assuming the listing standards of the National Association of Securities Dealers, Inc. applied.

The Audit Committee oversees our financial reporting process and internal audit functions on behalf of the Board of Directors. In fulfilling its responsibility, the Audit Committee pre-approves the selection of our independent certified public accountants. The Audit Committee also reviews our consolidated financial statements and the adequacy of our internal controls. The Audit Committee meets at least quarterly with management and the independent registered public accounting firm to review and discuss the results of their audit of the consolidated financial statements, their evaluation of our internal controls, the overall quality of our financial reporting, our critical accounting policies and to review and approve any related party transactions. Periodically the Audit Committee meets separately with the independent certified public accountants.

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

Compensation of Named Executive Officers

The following table sets forth for our fiscal years ended December 31, 2003, December 31, 2004 and December 31, 2005, in prescribed format, the compensation awarded, paid to or earned by our Chief Executive Officer and the other four most highly compensated “executive officers” whose compensation exceeded $100,000 at December 31, 2005 (the “Named Executive Officers”):

	Annual Compensation
				All Other
	Year	Salary $	Bonus $	Compensation $ (1)

Ronald A. Sultemeier (2)	2005	256,376	94,938	21,855
Chief Executive Officer	2004	251,000	81,875	21,960
	2003	245,000	—	22,005

Robert D. Marshall, Jr. (3)	2005	162,119	23,440	5,250
President	2004	—	—	—
	2003	—	—	—

Eric H. Persson (4)	2005	161,950	—	4,915
Vice President of Operations	2004	109,991	25,313	—
	2003	—	—	—

Geoffry P. Andres (5)	2005	103,778	—	2,576
President	2004	213,942	93,355	—
	2003	—	—	—

James J. Rafferty (6)	2005	164,216	—	2,611
Vice President of Marketing	2004	166,769	31,800	2,147
	2003	144,615	12,532	—

(1)     All Other Compensation represents our contributions to the retirement savings plans of the executive officers.

(2)     Ronald A. Sultemeier is compensated by Delaware North G&E in his capacity as President of that company.

(3)     On August 1, 2005, Robert D. Marshall, Jr. became our President. His annual salary is $225,495. Mr. Marshall's annual bonus of $23,440 includes a signing bonus upon his becoming President on August 1, 2005 of $2,540.

(4)     Eric H. Persson resigned as our Vice President of Operations in February 2006.

(5)     Geoffry P. Andres resigned as our President in May 2005.

(6)     James J. Rafferty resigned as our Vice President of Marketing in October 2005.

REPORT OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

Compensation of executive officers and the Chief Executive Officer is governed by the executive compensation philosophy, policy and procedures of Delaware North. Annual base salary and variable compensation for each named executive officer is reviewed and approved by the compensation committee of the Delaware North Board of Directors or the Compensation Committee.

Compensation Philosophy

Our compensation philosophy is to relate the compensation of our executives to measures of our performance that contribute to our increased value and is based on the following goals:

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

The President’s bonus compensation is computed as a percentage of base salary ranging from a minimum of 0% to a maximum of 50%. The actual percentage of base salary earned as bonus compensation is based upon the achievement of the specific pre-established financial and strategic performance objectives, in accordance with the Delaware North Companies, Incorporated Target Incentive Plan, or the Target Incentive Plan.

The salary compensation of the Vice President of Finance is reviewed annually by the Chief Executive Officer in conjunction with a performance evaluation. The Chief Executive Officer makes a recommendation for a salary adjustment to Delaware North.

Chief Executive Officer Compensation

The salary compensation of the Chief Executive Officer is reviewed annually by the Compensation Committee.

The bonus compensation of the Chief Executive Officer is computed as a percentage of base salary ranging from a minimum of 0% to a maximum of 50%. The actual percentage of base salary earned as bonus compensation is based upon the achievement of the specific pre-established financial and strategic performance objectives, in accordance with the Target Incentive Plan.

2005 Target Incentive Plan Awards

The 2005 cycle under the Target Incentive Plan began on January 1, 2005 and ended on December 31, 2005. Performance measures for the 2005 cycle consisted of 60% for financial objectives and 40% for business objectives. For the position of Chief Executive Officer, the (i) financial objectives were based on the following components: 10% on Delaware North operating profit, 45% on Delaware North G&E operating profit and 5% on Delaware North G&E administrative expenses; and (ii) business objectives were based 25% on compliance with the Sarbanes-Oxley Act and 15% on other selective business goals. For the position of President, the (i) financial objectives were base on the following components: 35% on Wheeling Island Gaming, Inc. operating profit, 10% on Delaware North G&E operating profit and 15% on Wheeling Island Gaming Inc. administrative expenses; and (ii) business objectives were based 20% on implementation of customer service programs and 20% on assessment of performance management. The awards for the 2005 cycle under the Target Incentive Plan were approved by the Compensation Committee on February 27, 2006 and included a pay-out to Ronald A. Sultemeier and Robert D. Marshall, Jr. of $94,938 and $20,900, respectively.

THE BOARD OF DIRECTORS

Charles E. Moran, Jr.
Thomas A. Cooper
William R. Greiner
William J. Bissett

ITEM 12.    STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

The following table sets forth information regarding the shares of our common stock beneficially owned by each stockholder who is known by us to beneficially own in excess of 5.0% of the outstanding shares of our common stock, by each director and named executive officer and by all executive officers and directors as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class

Delaware North Companies Gaming & Entertainment, Inc. (1)	500	100%
Ronald A. Sultemeier	0	0
Robert D. Marshall, Jr.	0	0
James W. Simms	0	0
Michael D. Corbin	0	0
William J. Bissett	0	0
Charles E. Moran, Jr.	0	0
Thomas A. Cooper	0	0
William R. Greiner	0	0
All executive officers and directors as a group (8 persons)	0	0

(1)                                  The address for Delaware North Companies Gaming & Entertainment, Inc. is 40 Fountain Plaza, Buffalo, New York 14202.

Delaware North G&E is our sole stockholder, and thus exercises control over all matters that require approval by our stockholders, including the election of directors and the approval of significant transactions. There can be no assurance that the interests of Delaware North G&E will not conflict with the interests of the holders of our debt.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Upon the closing of the $125.0 million of unsecured senior notes in December 2001, we entered into an administrative services agreement with Delaware North G&E and Delaware North. Pursuant to this administrative services agreement, Delaware North G&E receives an annual administrative services fee that is equal to the greater of 1.5% of preceding year total operating revenues or $1.2 million for certain administrative support services provided to us by Delaware North G&E and Delaware North. During 2005, 2004, and 2003, we recorded administrative service fees of $1.9 million, $1.7 million, and $1.5 million, respectively, under this agreement.

We invest our excess cash in a segregated account administered by Delaware North under its centralized cash management program. At December 31, 2005 and December 31, 2004, we had $0.2 million and $0.1 million invested with Delaware North, respectively. During 2005, 2004 and 2003, we earned $49,000, $11,000 and $16,000 million on these invested cash balances, respectively.

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

We participate in a comprehensive insurance program maintained by Delaware North. Risk-based premiums charged by and reimbursed to Delaware North amounted to $2.4 million in 2005, $1.6 million in 2004 and $1.0 million in 2003.

In December 2005, we paid a cash dividend of $12.0 million to Delaware North G&E. In 2004 and 2003 we paid cash dividends of $12.5 million and $12.0 million, respectively, to Delaware North G&E.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table summarizes fees billed to us for the fiscal years ended December 31, 2005 and 2004:

	Fiscal 2005	Fiscal 2004
Audit Fees-Annual Audit and Quarterly Reviews	$153,100	$136,500
Audit-Related Fees	30,800	—
Tax Fees:
Tax Consulting, Advisory Services	—	—
Tax Compliance, Planning and Preparation	—	—
All Other Fees	—	—
Total Fees	$183,900	$136,500

The audit fees in the above table are related to the audit of our year-end financial statements and the review of our interim financial statements. All such accounting fees and services are approved by the Audit Committee at the beginning of each respective year in accordance with the Audit Committee’s pre-approved procedures. Audit related fees in 2005 represent those fees associated with procedures performed related to our goodwill and intangible assets impairment testing and the change in our independent registered public accounting firm.

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Documents Filed as part of the Form 10-K

1.     The Consolidated Financial Statements of the Company filed as part of this annual report are listed in the table of contents on page F-1.

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

Signature	Capacity	Date

/s/ Ronald A. Sultemeier	Chief Executive Officer	March 31, 2006
Ronald A. Sultemeier	(principal executive officer)

/s/ Michael D. Corbin	Interim Vice President of Finance	March 31, 2006
Michael D. Corbin	(principal financial officer and
principal accounting officer)

/s/ Charles E. Moran, Jr.	Chairman of the Board	March 31, 2006
Charles E. Moran, Jr.

/s/ William J. Bissett	Director	March 31, 2006
William J. Bissett

/s/ Thomas A. Cooper	Director	March 31, 2006
Thomas A. Cooper

/s/ William R. Greiner	Director	March 31, 2006
William R. Greiner

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Certificate of Incorporation of Wheeling Island Gaming, Inc. (the “Company”) (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4 (Registration No. 333-81778))

3.2	Restated By-laws of the Company (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for fiscal year ended on December 31, 2002)

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

10.5	Administrative Services Agreement, effective as of December 19, 2001, by and among the Company, Sportsystems Corporation (now known as Delaware North G&E), Delaware North G&E, formerly and

Delaware North Companies, Incorporated (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-4 (Registration No. 333-81778))

10.6

Tax Sharing Agreement, effective as of December 20, 2001, by and among Delaware North Companies, Incorporated, Sportsystems Corporation and the Company for itself and its subsidiaries (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-4 (Registration No. 333-81778))

10.7

Agreement dated as of September 1, 2001 between the Company and Louis P. Ciminelli Construction Company, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for fiscal year ended on December 31, 2002)

10.8	Delaware North Companies, Incorporated Target Incentive Plan Document*

21.1	List of subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-4 (Registration No. 333-81778))

31.1	Certification by Chief Executive Officer of the Company as required by Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by President of the Company as required by Section 302 of the Sarbanes-Oxley Act of 2002 *

31.3	Certification by Chief Financial Officer of the Company as required by Section 302 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

Wheeling Island Gaming, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and of cash flows present fairly, in all material respects, the financial position of Wheeling Island Gaming, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used, and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Buffalo, New York

March 28, 2006

WHEELING ISLAND GAMING, INC.

Consolidated Balance Sheet

($000’s omitted)

	December 31,
	2005	2004
Assets

Current assets:
Cash and cash equivalents	$11,957	$10,509
Receivables, net of allowance	2,925	3,547
Prepaid expenses and other assets	1,104	1,266
Deferred income taxes	2,188	1,914

Total current assets	18,174	17,236

Property and equipment, net	90,649	92,685
Operating licenses	65,919	65,919
Goodwill	32,221	32,221
Non-compete covenant	2,902	5,902
Other intangible assets	2,170	2,209
Debt issuance costs	3,075	3,914

Total assets	$215,110	$220,086

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable – trade	$4,586	$5,004
Accounts payable - affiliate	4,489	3,024
Accrued expenses	6,735	8,438
Income taxes payable	455	772

Total current liabilities	16,265	17,238

Long-term debt	134,000	142,250
Deferred income tax	27,543	28,210

Total liabilities	177,808	187,698

Shareholders’ equity:
Common stock, $1 par value, 500 shares authorized, issued and outstanding in 2005 and 2004, respectively	1	1
Additional paid-in capital	5,915	5,915
Retained earnings	31,386	26,472

Total shareholders’ equity	37,302	32,388

Total liabilities and shareholder’s equity	$215,110	$220,086

The accompanying notes are an integral part
of these financial statements

WHEELING ISLAND GAMING, INC.

Consolidated Statement of Operations

($000’s omitted)

	Year ended December 31,
	2005	2004	2003

Operating revenue:
Gaming revenue	$96,368	$100,378	$88,634
Pari-mutuel revenue	7,052	6,841	7,704
Food & beverage revenue	8,273	7,782	6,066
Lodging revenue	2,528	2,468	1,542
Other revenue	2,708	1,947	1,357
	116,929	119,416	105,303

Operating expenses:
Purse expense	20,129	21,473	20,147
Gaming costs	7,095	7,440	7,025
Pari-mutuel costs	4,058	3,521	3,772
Food & beverage costs	9,453	8,444	6,857
Lodging expenses	1,208	1,239	810
Other expenses	819	739	339
Marketing and promotions	9,327	8,258	6,568
Facilities and maintenance	10,448	9,704	7,309
General and administrative	6,789	6,404	5,117
Business interruption insurance proceeds	(1,861)	—	—
Depreciation and amortization	11,347	11,693	9,630

	78,812	78,915	67,574

Operating income	38,117	40,501	37,729
Interest expense, net	(13,967)	(14,338)	(14,013)
Casualty recovery (loss), net	1,893	(4,308)	—
Other income (expense), net	(69)	(254)	1
Income before income tax	25,974	21,601	23,717
Income tax expense	9,060	7,593	8,325

Net income	$16,914	$14,008	$15,392

The accompanying notes are an integral part

of these financial statements

WHEELING ISLAND GAMING, INC.

Consolidated Statements of Cash Flows

($000’s omitted)

	Year ended December 31,
	2005	2004	2003

Cash flows relating to operating activities:

Net income	$16,914	$14,008	$15,392
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	11,347	11,693	9,630
Deferred income tax	(940)	(2,857)	5,715
Other	916	1,148	838
Change in assets and liabilities:
Receivables	622	3,338	(4,446)
Prepaid expenses and other assets	162	(76)	(711)
Prepaid income taxes	—	2,390	(1,323)
Accounts payable – trade	(1,333)	(372)	1,883
Accrued expenses - affiliate	1,465	1,832	(1,249)
Accrued expenses	(1,702)	2,603	2,473
Income taxes payable	(317)	772	—

Net cash provided by operating activities	27,134	34,479	28,202

Cash flows relating to investing activities:
Payments for capital expenditures	(6,381)	(4,993)	(47,052)
Net cash used in investing activities	(6,381)	(4,993)	(47,052)

Cash flows relating to financing activities:
Change in cash overdrafts	945	756	—
Proceeds from long-term borrowings	—	—	32,500
Repayment of long-term borrowings	(8,250)	(16,750)	—
Dividends paid	(12,000)	(12,500)	(12,000)
Net cash (used) provided by financing activities	(19,305)	(28,494)	20,500

Net increase in cash	1,448	992	1,650

Cash balances:
Beginning of period	10,509	9,517	7,867

End of period	$11,957	$10,509	$9,517

Supplemental disclosure:
Cash paid during the period for -
Income taxes	$10,316	$7,288	$3,933

Interest	$13,251	$13,473	$13,579

The accompanying notes are an integral part
of these financial statements

WHEELING ISLAND GAMING, INC.

Notes to Consolidated Financial Statements

($000’s omitted)

1.                          Significant accounting policies

Business and ownership

Wheeling Island Gaming, Inc. (the “Company”) owns and operates Wheeling Island Racetrack & Gaming Center, a premier gaming and entertainment complex located in Wheeling, West Virginia. Business operations are comprised of slot machine gaming, a greyhound racetrack, pari-mutuel wagering on live greyhound racing and simulcast greyhound, thoroughbred and harness racing and various dining venues.

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

Cash and cash equivalents

The Company considers short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. Interest-bearing time deposits of $245 and $134 are included in cash and cash equivalents as of December 31, 2005 and 2004, respectively.

Fair value of financial instruments

The carrying value of the Company’s cash and cash equivalents, trade and other receivables and trade payables approximates fair value primarily because of the short maturities of these instruments. The fair market value of the Company’s Senior Notes at December 31, 2005 is $131.1 million based on their trading value in the open market. The Company’s Revolving Credit Facility approximates fair value based upon its market-based variable interest rate.

Property and equipment

Property and equipment are stated at cost. Expenditures that extend the useful lives of assets are capitalized, while repair and maintenance costs are charged to operations as incurred. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets.

Intangible assets

Indefinite-lived intangible assets consisting of licenses, trade name and goodwill are stated at cost which is equal to fair value at their acquisition date. In accordance with SFAS 142, these assets are not subject to amortization for book or tax purposes. The Company assesses such assets for impairment annually or more frequently if warranted by known economic circumstances. The non-compete covenant is being amortized over its term of five years and the value assigned to the Company’s customer relationships is amortized over its 20 year estimated life.

Impairment of long-lived assets, including goodwill and other intangible assets

The carrying value of long-lived assets, including property and equipment and amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of the carrying value of long-lived assets, is assessed by estimating the undiscounted cash flows that are directly associated with and expected to arise from the use of and eventual disposition of such assets over their respective estimated useful lives. If the carrying value of the assets exceeds the estimated undiscounted cash flows, an impairment charge is recorded to the extent the carrying value of the long-lived asset exceeds its fair value. The fair value is generally estimated based on the discounted cash flow method.

The Company evaluates its goodwill and indefinite-lived intangible assets for impairment at least annually and whenever facts and circumstances indicate that the carrying value of goodwill and indefinite-lived intangible assets may not be recoverable. To assess goodwill for impairment, the carrying value of the Company is compared to the fair value of the Company. If the carrying value of the Company exceeds its fair value, the second step in the assessment process would be performed and an impairment charge to earnings would be recorded to the extent the carrying amount of the goodwill exceeds its implied fair value. Any carrying amount in excess of the fair value of the indefinite-lived intangible assets is recorded as an impairment charge to earnings. Fair value is generally estimated based on the discounted cash flow method.

The Company performed its annual assessment of the carrying value of the operating licenses and goodwill for impairment as of December 31, 2005. The results of such assessment indicated that no impairment charges are required.

Preferred Player Program

The Company offers a program whereby participants can accumulate points for casino wagering that can currently be redeemed for cash, food and beverages and retail offers. A liability is recorded for the estimate of unredeemed points based on the Company’s redemption history. Points redeemed for cash are recognized as a reduction in revenues while points redeemed for food and beverage and other retail offers are recognized as promotional expenses. See further discussion in Note 2.

Promotional Allowances

Food and beverage, lodging and other revenues do not include the retail amount of rooms, food, and beverage and entertainment provided gratuitously to customers, which totaled $6,837, $5,609 and $3,870 for the years ended December 31, 2005, 2004 and 2003, respectively.

Advertising costs

Advertising costs are charged to operations when incurred. During 2005, 2004 and 2003, advertising expense totaled $961, $1,401 and $1,116, respectively.

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

The federal taxable income of the Company is included in the consolidated federal income tax return of DNC and subsidiaries. Pursuant to a tax sharing agreement, the portion of the consolidated federal income tax provision allocated to the Company is that which would result if the Company filed a federal income tax return with its subsidiaries on a stand-alone basis. Federal income taxes included in the accompanying balance sheets at December 31, 2005 and December 31, 2004 are due to DNC.

Reclassification of balances

Certain prior year amounts have been reclassified in order to conform to the presentation used in the 2005 financial statements.

Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates are particularly important in the evaluation for impairment of goodwill and other intangible assets. These estimates consider the impact of gaming in western Pennsylvania in the near future and other factors. Actual results could differ from those estimates.

2.                          Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles, as well as to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. The statement requires retrospective application to prior periods’ financial statements of changes in accounting principles. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial position, results of operations, or cash flows.

3.                          Revenues and costs

Gaming revenues represent gross revenues from slot machine gaming, or total amounts wagered, net of winning patron payouts (the “gross terminal income”) less (1) a fee of up to 4% of gross terminal income paid to the Lottery Commission for administering slot machine gaming at the licensee’s race track (the “administration fee”), (2) a tax of 30% of net terminal income (gross terminal income less the administration fee) paid to the State’s general revenue fund, (3) an amount of 9.5% of net terminal income (NTI) to be paid to various state funds, including funds for tourism promotion, Ohio County, employee retirement programs and other programs and (4) an amount of 7% of NTI to be paid to the State’s Worker’s Compensation debt reduction fund up to a maximum amount of $11,000 in any state fiscal year.

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

The Company accrues the expected surcharge amount ratably during the year based upon estimates of the actual amounts expected to be paid in each state fiscal year. The recoupment of amounts held in the capital reinvestment account, and a similar fund held by the West Virginia Racing Commission to be used for racetrack capital improvements, are included in gaming revenues during the period in which they are earned and approved qualifying expenditures made. Excess qualifying expenditures may be carried forward for recoupment in future periods, subject to certain statutory limitations. During 2005, the Company recognized recoupments of $4,352 as an element of reported gaming revenue.

Gaming purse expense represents payments made to greyhound owners to supplement pari-mutuel purses as required by law. Such payments equal 7% of the base amount NTI plus any base NTI portion allocated to the Worker’s Compensation debt reduction fund that exceeds the $11,000 maximum, and 8% of the excess NTI over the base amount after the 10% surcharge is applied. The Company accrues gaming purse expense ratably during the year, based upon estimates of the actual amounts expected to be paid in each state fiscal year.

Under annually renewable licenses granted by the State of West Virginia Racing Commission, the Company conducts live racing events and simulcasts races from other racetrack facilities.

Pari-mutuel revenue represents the Company’s commissions earned from on-site pari-mutuel wagering during live racing and simulcasting, net of state pari-mutuel taxes and simulcast commissions paid. These commissions are calculated as specified by applicable state statutes based on percentages applied to various types of pari-mutuel wagering pools. State pari-mutuel taxes and simulcast commissions paid are based on specified percentages of the wagering pools. The Company also receives commissions for its events that are simulcast to other racetrack facilities. These commissions are based upon contractual percentages of amounts wagered or stated amounts per performance. A portion of the Company’s pari-mutuel revenue and interest earned thereon are restricted by statute for capital improvements and other specific uses, and are deposited in a segregated account. Restricted commissions amounted to $300, $305 and $380 in 2005, 2004 and 2003, respectively. At December 31, 2005 the Company had made unreimbursed qualifying expenditures of $39,803, which are reimbursable from future restricted commissions earned.

Pari-mutuel purse expense represents statutory and contractual percentages of pari-mutuel handle paid by the Company to greyhound owners and kennel operators.

Food and beverage and lodging revenue is recognized at the time of the sale to customers and does not include the retail value of food and beverage and lodging rooms provided gratuitously to customers.

4.                          Casualty Loss

In September 2004 and January 2005, our gaming and racing facilities were damaged as a result of flooding of the Ohio River. On each occasion the Company incurred substantial repair costs and was forced to suspend all operations for several days resulting in a loss of operating profits. For the fiscal year ended December 31, 2005 the Company recorded a net casualty loss recovery of $1,893, which is comprised of insurance reimbursements totaling $3,610 and $1,677 for the September 2004 and January 2005 floods, respectively, offset by flood related expenses of $630 and $2,764 respectively. Also during 2005, business interruption insurance proceeds recorded as credits to operating expenses totaled $1,300 and $561 for the September 2004 and January 2005 floods respectively. Additional insurance proceeds are expected and will be recognized when realized.

During 2004 the Company recorded a net casualty loss of $4,308, which represents flood repair costs incurred for the September 2004 flood. In addition, during 2004 the Company recorded a $280 loss included in other expense, which represents the net carrying value of equipment assets lost during the September flood. The equipment assets that were purchased to replace the lost equipment were recorded as capital expenditures during 2004 and totaled $326.

5.                          Intangible assets

Intangible assets at December 31, 2005 and 2004 are comprised of the following:

	December, 31 2005	December, 31 2004	Estimated Life

Operating Licenses	$65,919	$65,919	Indefinite
Goodwill	32,221	32,221	Indefinite
Non-compete covenant	15,000	15,000	5 years
Less: accumulated amortization	(12,098)	(9,098)
	$2,902	$5,902
Trade name	$1,539	$1,539	Indefinite
Customer relationships	778	778	20 years
Less: accumulated amortization	(157)	(118)
Other	10	10	Indefinite
Other intangible assets	$2,170	$2,209

The Company amortizes its finite-lived intangibles over their estimated lives on a straight-line basis. Amortization expense of $3,039 was recorded during each fiscal year of 2005, 2004, and 2003. Estimated amortization expense for the next five years is $2,941 for 2006, and $39 for each of years 2007, 2008, 2009 and 2010.

6.                          Property and equipment, net

	Estimated life	December 31,
	in years	2005	2004

Land	n/a	$1,865	$1,865
Land improvements	10	7,966	7,966
Buildings and improvements	40	79,474	78,617
Equipment	3 - 10	41,968	37,093
Construction in progress	n/a	741	351

		132,014	125,892
Less: accumulated depreciation		(41,365)	(33,207)

		$90,649	$92,685

Depreciation expense was $8,308, $8,654, and $6,589 for the years ended December 31, 2005, 2004 and 2003, respectively.

7.                          Accrued expenses

Accrued expenses at December 31, 2005 and 2004 are comprised of the following:

	December 31,
	2005	2004

Gaming liability	$1,440	$1,235
Accrued property taxes	1,331	1,404
Accrued interest	614	688
Accrued payroll and benefits	1,029	1,163
Deferred income	1,567	1,746
All other	754	2,202

	$6.735	$8,438

8.                          Long-term debt

In 2001, the Company issued $125,000 in unsecured Senior Notes. The Senior Notes bear interest at 10.125%, payable semi-annually in June and December, and mature on December 15, 2009. Issuance costs totaling $6,001 were incurred in connection with the Senior Notes and are being amortized on a straight-line basis over the term thereof. Amortization is included with interest expense and amounted to $753 for each of the years ended December 31, 2005, 2004 and 2003. The related debt agreement requires the Company to comply with certain covenants, which include limitations on additional debt, restrictions on distributions to, and other transactions with, affiliates and certain investments. The Senior Notes are fully and unconditionally guaranteed by all of the Company’s subsidiaries on a joint and several basis. At December 31, 2005 the subsidiaries, WDRA Food Service, Inc. and Wheeling Land Development Corp. had aggregate subsidiary assets of $673, which consisted of land.

The Company may redeem all or a part of the Senior Notes at stipulated redemption prices. The Company may also redeem the Senior Notes of any holder that is unable to comply with the provisions of any racing or gaming law. Any holder can require the Company to redeem its Senior Notes at 101% of the principal amount thereof upon the occurrence of a change in control of the Company.

Also in 2001, the Company executed a $40,000 secured Revolving Credit Facility (Revolver) with a bank group. In 2003, the Company executed an increase in the available commitment under the Revolver from $40,000 to $50,000. As of December 31, 2005, the Company had drawn $9,000 against the Revolver. The Revolver includes a $5,000 letter of credit component, and is secured by the assets of the Company. Interest is based on LIBOR plus a stated percentage or, at the Company’s option, the lead bank’s commercial base rate plus a stated percentage. At December 31, 2005, the lowest applicable rate was 6.6%. A commitment fee is payable quarterly on the unused balance. The Revolver provides for quarterly reductions of $3,125 to the commitment, which began in December 2003, and continued until the commitment was reduced to $25,000 at September 30, 2005. At December 31, 2005 the commitment balance remains at $25,000. The Revolver matures in January 2007. The related debt agreement requires the Company to comply with certain covenants, which include limitations on additional debt, restrictions on distributions to, and other transactions with, affiliates, a maximum leverage ratio, a minimum cash flow coverage ratio and limitations on certain investments. The Company is in full compliance with all covenants.

Issuance costs totaling $427 were incurred in connection with the Revolver and are being amortized over its term. Amortization is included with interest expense and amounted to $85 for 2005, $85 for 2004 and $86 for 2003.

9.                          Shareholder’s equity

	Common Stock	Additional Paid-in capital	Retained Earnings	Total

Balance at December 31, 2002	$1	$5,915	$21,572	$27,488

Net income	—	—	15,392	15,392

Less: Dividends Paid	—	—	(12,000)	(12,000)

Balance at December 31, 2003	$1	$5,915	$24,964	$30,880

Net income	—	—	14,008	14,008

Less: Dividends Paid	—	—	(12,500)	(12,500)

Balance at December 31, 2004	$1	$5,915	$26,472	$32,388

Net income	—	—	16,914	16,914

Less: Dividends Paid	—	—	(12,000)	(12,000)

Balance at December 31, 2005	$1	$5,915	$31,386	$37,302

10.                   Income tax expense (benefit)

The provision for income taxes consists of the following:

	2005	2004	2003

Current federal tax expense	$10,000	$10,449	$2,610

Deferred federal tax expense (benefit)	(940)	(2,856)	5,715

	$9,060	$7,593	$8,325

During 2004 the Internal Revenue Service completed a review of the DNC’s federal income tax return for 2002. The review resulted in the extension of the depreciable lives of certain assets for income tax purposes and certain other adjustments. As a result of the review the Company recorded a current income tax expense and deferred tax benefit of $1,000. The future tax benefit of these income tax adjustments has been reflected as a component of deferred income taxes in the accompanying balance sheets.

The Company is not subject to state income tax.

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory rate to income before income tax as a result of the following:

	2005	2004	2003

Income tax at statutory rate	$9,091	$7,560	$8,301
Other adjustments	(31)	33	24

Income tax expense	$9,060	$7,593	$8,325

Deferred tax assets (liabilities) consist of the following:

	2005	2004

Other intangibles	$2,067	$1,353
Deferred flood expenses	1,435	1,085
Other	753	969
Gross deferred tax assets	4,255	3,407

Property and equipment	(6,538)	(6,631)
Licenses	(23,072)	(23,072)
Gross deferred tax liabilities	$(29,610)	$(29,703)

Net deferred tax liabilties	$(25,355)	$(26,296)

11.                   Related party transactions

In 2001, the Company entered into an administrative services agreement and a tax sharing agreement with DNC G&E and DNC. Pursuant to the administrative services agreement, the Company pays an annual administrative services fee equal to the greater of 1.5% of the preceding year’s total operating revenues or $1,200 for certain support services provided to the Company. During 2005, 2004 and 2003, the Company recorded administrative services fees of $1,929, $1,741 and $1,452, respectively. Pursuant to the tax sharing agreement, the Company pays DNC the amount of tax that would be payable by the Company if it had filed a separate consolidated federal income tax return on a stand-alone basis.

The Company invests its excess cash in a segregated account administered by DNC under its centralized cash management program. At December 31, 2005 and 2004, the Company had $225 and $134 invested with DNC, respectively. During 2005, 2004 and 2003, respectively, the Company earned interest income of $49, $11 and $16, respectively.

The Company participates in a comprehensive insurance program maintained by DNC. Risk-based premiums charged by and reimbursed to DNC amounted to $2,399 in 2005, $1,599 in 2004 and $1,010 in 2003.

On December 29, 2005, the Company paid a cash dividend of $12,000 to DNC G&E. In 2004 and 2003 cash dividends of $12,500 and $12,000, respectively, were paid to DNC G&E.

12.                   Retirement plans

All full-time employees participate in a retirement savings plan administered by DNC. Non-union employees are entitled to share in a discretionary Company contribution to this plan. Union employees also participate in a union-sponsored defined contribution plan. Total expense relating to the retirement plans was $318 in 2005, $188 in 2004, and $227 in 2003.

Pursuant to West Virginia statute, 1.0% of base NTI and 0.5% of any excess NTI is deposited to the retirement savings plan on behalf of all employees. Such amounts are not included as an element of the Company’s expenses.

13.                   Commitments

In connection with its pari-mutuel operations, the Company leases totalisator services, video and peripheral equipment under agreements expiring at various dates through 2007. Expense related to such services is determined primarily as a percentage of the pari-mutuel handle or stated amounts per performance. During 2005, 2004 and 2003, this expense totaled $745, $716 and $711, respectively.

In connection with its gaming operations, the Company leases 70 slot machines from Autotote Systems, Inc. Such expense was $116 in 2005 and $184 in 2004. In 2003 the Company leased slot machines and obtained maintenance services for these and other slot machines from Autotote Systems, Inc. Such expense was $1,008.

14.                   Litigation

The kennels for some of the racing greyhounds, which participate in our racing meets, were relocated to Brooke County, West Virginia during the 2002 fiscal year. The County Commission of Brooke County, West Virginia, is now claiming an entitlement to a portion of the revenue generated by the Company’s gaming and pari-mutuel racing operations by virtue of the location of its kennel compound in Brooke County. The Brooke County Commission threatened to take legal action to obtain those revenues, or in the alternative, to enjoin the continued operation of the Company’s kennels in Brooke County because of their construction without prior approval in a local option election. It is the Company’s position that Brooke County is not entitled to a share of the Company’s gaming and pari-mutuel racing revenues. In addition, the construction and operation of the kennels was approved by the West Virginia Racing Commission. On February 25, 2004, the Company commenced an action in the Circuit Court of Kanawha County, West Virginia, which names the Brooke County Commission, the Ohio County Commission and the West Virginia Racing Commission as defendants. The action seeks a declaratory judgment to confirm that the West Virginia Racing Commission followed all lawful procedures and acted within the scope of its authority when the Racing Commission approved the construction and operation of the kennels, that the local option election contended for by the Brooke County Commissioners was not required, and that Brooke County is only entitled to receive the property tax revenue associated with the kennel facility. The Company has reached an agreement in principle with Brooke County to the settlement of this matter on terms, which will not have a material impact on the Company, or to the continued operation of the Company’s kennels. This agreement in principle is currently being memorialized by the parties.

The Company is also party to a number of pending legal proceedings in the ordinary course of business, although management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on the Company’s financial condition or results of operations.

15.      Risk and uncertainties

The Company’s operations are subject to extensive government regulations and could be subjected at any time to additional or more restrictive regulations. The Company is subject to the provisions of the West Virginia Racing Act, which governs the conduct of greyhound racing in West Virginia, and the West Virginia Racetrack Video Lottery Act (the “Lottery Act”), which under the regulatory control of the West Virginia Lottery Commission, governs the operation of video lottery terminals in West Virginia. Specifically, the Lottery Act provides that only licensed greyhound or horse racing facilities that were licensed prior to January 1, 1994 and conduct a minimum number of days of live racing may offer video lottery gaming. Accordingly, the Company must comply fully with regulations of the Racing Commission to qualify for its license under the Lottery Act and maintain its video lottery gaming operations.

The Company’s ability to remain in business depends upon its continued ability to operate in compliance with all applicable gaming and racing laws and regulations, including the acquisition and maintenance of several licenses and permits. The Lottery Act requires that the Company be subject to a written agreement with the dog owners, breeders, and trainers who race greyhounds at its facility. The Company is a party to the requisite agreements with the kennels that the operate at its facility. The Lottery Act also requires that the Company be subject to an agreement with the pari-mutuel clerks who work at its facility. This requirement is satisfied by a letter sent to the Lottery Commission annually, which states that such agreement exists. The Company’s material licenses are subject to annual or other periodic renewal and governmental authorities may refuse to grant the Company the licenses necessary to continue to operate its existing facility. In addition, the Company may be investigated by either the Racing Commission or the Lottery Commission at any time. Should either body consider the Company to be in violation of any applicable laws or regulations, each has the plenary authority to suspend or rescind the Company’s licenses. The Company believes that it is in full compliance with all relevant regulations.

On July 5, 2004, legislation was enacted in Pennsylvania permitting the introduction of slot machine gaming in that state. The 2004 Pennsylvania law provides for the establishment of a state gaming control board that will award fourteen licenses to operate slot machine gaming facilities in Pennsylvania. The Company’s primary market consists of the 150-mile radius around Wheeling, West Virginia and includes the western Pennsylvania market area that includes Pittsburgh. Slot machine operators that are awarded licenses in western Pennsylvania will compete directly with the Company for customers in the market. The Company expects the introduction of slot machine gaming in the western Pennsylvania to have a material adverse impact on the Company’s business, financial condition and results of operation.