Form 10-Q
period 2006-04-02
WHEELING ISLAND GAMING INC
filed 2006-05-15
CIK 1166041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 2, 2006

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

WHEELING ISLAND GAMING, INC.

Consolidated Balance Sheets

($000’s omitted, except per share amounts)

	April 2, 2006 Unaudited	December 31, 2005

Assets

Current assets:
Cash and cash equivalents	$10,966	$11,957
Receivables	6,602	2,925
Prepaid expenses and other assets	1,693	1,104
Deferred income taxes	2,188	2,188

Total current assets	21,449	18,174

Property and equipment, net	88,951	90,649
Licenses	65,919	65,919
Goodwill	32,221	32,221
Non-compete covenant	2,151	2,902
Other intangible assets	2,162	2,170
Debt issuance costs & other	2,865	3,075

Total assets	215,718	215,110

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable - trade	4,388	4,586
Accounts payable - affiliate	1,008	4,489
Accrued expenses	8,480	6,735
Income taxes payable	3,757	455
Current portion of long-term debt	1,500	0

Total current liabilities	19,133	16,265

Long-term debt	125,000	134,000
Deferred income tax	27,591	27,543

Total liabilities	171,724	177,808

Shareholder’s equity:
Common stock, $1 par value, 500 shares authorized, issued and outstanding in each of 2006 and 2005	1	1
Additional paid-in capital	5,915	5,915
Retained earnings	38,078	31,386

Total shareholder’s equity	43,994	37,302

Total liabilities and shareholder’s equity	$215,718	$215,110

WHEELING ISLAND GAMING, INC.

Consolidated Statements of Income

($000’s omitted)

Unaudited

	Three Months Ended
	April 2, 2006	April 3, 2005

Operating revenue:
Gaming revenue	$24,978	$24,126
Pari-mutuel revenue	1,894	1,538
Food & beverage revenue	1,979	1,823
Lodging revenue	560	544
Other revenue	632	650
	30,043	28,681

Operating expenses:
Purse expense	5,036	5,120
Gaming expenses	1,607	1,932
Pari-mutuel expenses	1,006	938
Food & beverage expenses	2,368	2,265
Lodging expenses	273	279
Other expenses	154	223
Marketing and promotions	2,137	1,973
Facilities and maintenance	2,820	2,736
General and administrative	1,502	1,663
Business interruption insurance proceeds	(1,215)	—
Depreciation and amortization	2,833	2,917

	18,521	20,046

Operating income	11,522	8,635
Interest (expense), net	(3,592)	(3,729)
Casualty recovery (loss), net	2,484	(2,320)
Other income (expense), net	(117)	2
Income before income tax	10,297	2,588
Income tax expense	3,605	906

Net Income	$6,692	$1,682

WHEELING ISLAND GAMING, INC.

Consolidated Statements of Cash Flows

($000’s omitted)

Unaudited

	Three Months Ended:
	April 2, 2006	April 3, 2005

Cash flows relating to operating activities:

Net Income	$6,692	$1,682
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	2,833	2,917
Deferred income tax	48	(127)
Other	330	214
Change in assets and liabilities:
Receivables	(3,678)	52
Prepaid expenses and other assets	(589)	(113)
Accounts payable - trade	(737)	364
Accounts payable - affiliate	(3,481)	(1,248)
Accrued expenses	1,744	1,707
Income taxes payable	3,302	461

Net cash provided by operating activities	6,464	5,909

Cash flows relating to investing activities:
Payments for capital expenditures	(708)	(1,035)
Net cash used in investing activities	(708)	(1,035)

Cash flows relating to financing activities:
Change in cash overdrafts	753	(310)
Repayment of long-term borrowings	(7,500)	(4,250)
Net cash used in financing activities	(6,747)	(4,560)

Net increase (decrease) in cash	(991)	314

Cash balances:
Beginning of period	11,957	10,509

End of period	$10,966	$10,823

WHEELING ISLAND GAMING, INC.

Notes to Consolidated Financial Statements

($000’s omitted)

1.                                      Business and ownership

Wheeling Island Gaming, Inc. is a wholly owned subsidiary of Delaware North Companies Gaming & Entertainment, Inc. (DNC G&E). DNC G&E is a wholly owned subsidiary of Delaware North Companies, Incorporated (DNC).

2.                                      Basis of presentation

The consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Wheeling Island Gaming, Inc. and its subsidiaries (the Company). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes of the Company for the year ended December 31, 2005, as included in the Company’s Annual Report on Form 10-K filed on March 31, 2006.

The fiscal year of the Company begins on January 1 and ends on December 31. Fiscal quarters of the Company end on the Sunday nearest March 31, June 30, and September 30, respectively. The three-month period ended April 2, 2006 consisted of 92 days, and the three-month period ended April 3, 2005 consisted of 93 days.

3.                                      Income Taxes

The provision for income taxes consists of the following:

	2006	2005

Current federal tax expense	$3,557	$1,033

Deferred federal tax expense (benefit)	48	(127)

	$3,605	$906

Federal income taxes included in the accompanying balance sheets at April 2, 2006 and December 31, 2005 are due to or receivable from DNC, as applicable.

The Company is not subject to state income tax.

4.                                      Related Party Transactions

Pursuant to an administrative services agreement with DNC G&E and DNC, the Company pays an annual administrative services fee equal to the greater of 1.5% of the preceding year’s total operating revenues or $1,200 for certain support services provided to the Company. During the three-month periods ended April 2, 2006 and April 3, 2005, the Company recorded administrative services fees of $481 and $482, respectively.

The Company invests its excess cash in a segregated account administered by DNC under its centralized cash management program. At April 2, 2006 and April 3, 2005, the Company had $254 and $80 invested in this program, respectively. During the three-month periods ended April 2, 2006 and April 3, 2005, the Company recorded interest income of $13 and $5, respectively.

5.                                      Casualty Losses

In September 2004 and January 2005, the Company’s gaming and racing facilities were damaged as a result of flooding of the Ohio River. On each occasion, the Company incurred substantial repair costs and was forced to suspend all operations for several days resulting in a loss of operating profits. For the three months ended April 2, 2006, the Company recorded a net casualty loss recovery of $2,484, which is comprised of insurance reimbursements totaling $1,656 and $828 for the September 2004 and January 2005 floods, respectively. Also during the three months ended April 2, 2006, the Company recorded $1,215 of business interruption insurance proceeds as credits to operating expenses representing recoveries of $428 and $787 for the September 2004 and January 2005 floods, respectively. For the three months ended April 3, 2005, the Company recorded a net casualty loss of $2,320, representing flood repair costs net of insurance reimbursements of $206 and $2,114 for the September 2004 and January 2005 floods, respectively.

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

Casualty Losses

In September 2004 and January 2005, our gaming and racing facilities were damaged as a result of flooding of the Ohio River. On each occasion, we incurred substantial repair costs and were forced to suspend all operations for several days resulting in a loss of operating profits. For the three months ended April 2, 2006, we recorded a net casualty loss recovery of $2,484, which is comprised of insurance reimbursements totaling $1,656 and $828 for the September 2004 and January 2005 floods, respectively. Also during the three months ended April 2, 2006, we recorded $1,215 of business interruption insurance proceeds as credits to operating expenses representing recoveries of $428 and $787 for the September 2004 and January 2005 floods, respectively. For the three months ended April 3, 2005, we recorded a net casualty loss of $2,320 representing flood repair costs net of insurance reimbursements of $206 and $2,114 for the September 2004 and January 2005 floods, respectively.

General

We own and operate Wheeling Island Racetrack & Gaming Center, or Wheeling Island, a premier gaming and entertainment complex located in Wheeling, West Virginia. Wheeling Island features 2,332 slot machines, a hotel, showroom, greyhound racetrack, pari-mutuel wagering on live greyhound racing and simulcast greyhound, thoroughbred and harness racing and various dining venues.

Results of Operations

Three Months Ended April 2, 2006 Compared to Three Months Ended April 3, 2005

Gaming revenues were $25.0 million for the three months ended April 2, 2006, an increase of $0.9 million, or 3.5%, from $24.1 million for the three months ended April 3, 2005. The increase in gaming revenues was due primarily to the negative impact of the January 2005 flood on gaming revenues for the three months ended April 3, 2005, offset partially by a $1.1 million increase in the redemption of Preferred Players Club points and coupons for cash, which are recognized as reductions of gaming revenues, and a legislative change enacted in July 2005 that increased the share of net terminal income that is contributed to the employee retirement fund, and provided for a distribution of net terminal income to the workers compensation debt reduction fund for all net terminal income amounts up to a predetermined level. The January 2005 flood closed the gaming facility for three days and a portion of another day.

Pari-mutuel revenues for the three months ended April 2, 2006 were $1.9 million, a $0.4 million increase, or 23.1%, from $1.5 million for the three months ended April 3, 2005. The increase in pari-mutuel revenues is due to a $0.8 million increase in wagering handle on our live races, a $4.6 million increase in wagering handle on the exporting of our live races and a $0.5 million increase in simulcast wagering handle. The increase in the live wagering handle and the handle wagered on the exporting of our live races was due primarily to the cancellation of several live performances during the three months ended April 3, 2005, as a result of the closure of the racetrack facility during the January 2005 flood, and a reduction of the number of live races offered during several performances last year resulting from a viral infection of the racing greyhounds. The increase in simulcast wagering handle was due primarily to the cancellation of several simulcast performances during the three months ended April 3, 2005, as a result of the January 2005 flood.

Food and beverage revenues were $2.0 million for the three months ended April 2, 2006, an increase of $0.2 million, or 8.6%, from $1.8 million for the three months ended April 3, 2005. The increase in food and beverage revenues was due primarily to the increased sales associated with the full three-month impact of the newly refurbished Island Room Buffet, which opened in March 2005 and the impact of the closure of the gaming facility for several days during the three months ended April 3, 2005, as a result of the January 2005 flood.

Lodging revenues were $0.6 million for the three months ended April 2, 2006 and were unchanged from the prior year despite an increase in occupancy percentage from 95.1% for the three months ended April 3, 2005 to 99.7% for the three months ended April 2, 2006. The increase in occupancy percentage is due to an increase in the number of rooms provided gratuitously to customers and an increase in complimentary room discounts offered to patrons.

Other revenues were $0.6 million for the three months ended April 2, 2006, a decrease of $0.1 million, or 2.8%, from $0.7 million for the three months ended April 3, 2005. The decrease in other revenues relates to a decrease in rental income from the kennel compound resulting from new leasing terms, which reduced the rental payments paid by kennel owners.

Purse expense for the three months ended April 2, 2006 was $5.0 million, a decrease of $0.1 million, or 1.6%, from $5.1 million for the same three months last year. The decrease in purse expense was due principally to the July 2005 legislative change that lowered the purse share of net terminal income for all net terminal income amounts up to a predetermined level offset partially by a $0.1 million increase in pari-mutuel purse expense associated with the $0.8 million increase in wagering handle on our live races, the $4.6 million increase in wagering handle on the exporting of our live races and a $0.5 million increase in simulcast wagering handle.

Gaming expenses were $1.6 million for the three months ended April 2, 2006, a decrease of $0.3 million, or 16.8%, from $1.9 million for the three months ended April 3, 2005. The decrease in gaming expenses is due to $0.3 million of payroll savings associated with the on-going implementation of the ticket-in ticket-out functionality in our slot machines and other labor savings initiatives and a $0.1 million decrease in the leasing cost of slot games offset partially by the recording of a $0.1 million cash shortage discovered during the reconciliation of cash on hand to the expected balance.

Pari-mutuel expenses were $1.0 million for the three months ended April 2, 2006, an increase of $0.1 million, or 7.2%, from $0.9 million for the comparable period last year. The increase in pari-mutuel expense is due primarily to costs associated with the increase in the number of live racing performances offered from 97 during the three months ended April 3, 2005 to 104 for the three months ended April 2, 2006. The increase in the number of live racing performances is due primarily to the cancellation of several live performances last year during the shutdown of racing operations as a result of the January 2005 flood.

Food and beverage expenses for the three months ended April 2, 2006 were $2.4 million, an increase of $0.1 million, or 4.5%, from $2.3 million for the three months ended April 3, 2005. The increase in food and beverage expenses is due primarily to a $0.1 million increase in use tax expense associated with food and beverage complimentaries and the higher food costs related to the $0.2 million increase in food and beverage sales offset by cost increases incurred during the three months ended April 3, 2005, as a result of the opening of the newly refurbished Island Room Buffet.

Lodging expenses were $0.3 million for the three months ended April 2, 2006 and were unchanged from the comparable period last year.

Other expenses were $0.2 million for the three months ended April 2, 2006, and were unchanged from the comparable period last year.

Marketing and promotions expenses for the three months ended April 2, 2006 were $2.1 million, an increase of $0.1 million, or 8.3%, from $2.0 million for the three months ended April 3, 2005. The increase in marketing and promotions expense is due principally to an increase in food and beverage promotional offers and complimentaries.

Facilities and maintenance expenses were $2.8 million for the three months ended April 2, 2006, an increase of $0.1 million, or 3.1%, from $2.7 million for the comparable period last year. The increase in facilities and maintenance expense is due to a $0.2 million increase in insurance premiums paid for liability and property coverage, and a $0.1 million increase in utilities expense offset partially by a $0.1 million decrease in repairs expense and a $0.1 million decrease in real property and personal property taxes.

General and administrative, or G&A, expenses were $1.5 million for the three months ended April 2, 2006, a decrease of $0.2 million, or 9.7%, from $1.7 million for the three months ended April 3, 2005. The decrease in G&A expenses was due primarily to lower payroll and other employee related expenses associated with vacant positions.

Business interruption insurance proceeds of $1.2 million were recorded in the three months ended April 2, 2006. Such business interruption insurance proceeds were recorded as credits to operating expense and are attributable to the September 2004 and January 2005 floods in the amounts of $0.4 million and $0.8 million, respectively.

Depreciation and amortization expenses for the three months ended April 2, 2006 were $2.8 million, a $0.1 million, or 2.9% decrease from $2.9 million for the three months ended April 3, 2005. The decrease was due to certain assets being fully depreciated in 2005 and the disposition of equipment assets lost as a result of the January 2005 flood.

Interest expense, net for the three months ended April 2, 2006 was $3.6 million, a decrease of $0.1 million, or 3.7%, from $3.7 million for the three months ended April 3, 2005. The decrease in interest expense is due primarily to decreased borrowings under our revolving credit facility for the three months ended April 2, 2006 as compared to the comparable period in the prior year.

Net casualty loss recoveries of $2.5 million were recorded for the three months ended April 2, 2006, as compared to a casualty loss of $2.3 million for the three months ended April 3, 2005. The net casualty loss recoveries recorded in 2006 are comprised of insurance reimbursements totaling $1.7 million and $0.8 million for the September 2004 and January 2005 floods, respectively. The $2.3 million casualty loss recorded in the comparable period in the prior year represents flood repair costs net of insurance reimbursements of $0.2 million and $2.1 million for the September 2004 and January 2005 flood, respectively.

Other expense for the three months ended April 2, 2006 was $0.1 million and primarily represents a loss on the disposition of assets destroyed in the January 2005 flood. No such expense was recorded in the prior year.

Income tax expense was $3.6 million for the three months ended April 2, 2006, an increase of $2.7 million, from $0.9 million for the three months ended April 3, 2005. The increase was directly attributable to the $7.7 million increase in income before income taxes from $2.6 million for the three months ended April 3, 2005 to $10.3 million for the three months ended April 2, 2006. Income tax expense for both periods was based on an effective tax rate of approximately 35.0%.

Liquidity and Capital Resources

As of April 2, 2006, we had cash and cash equivalents of $11.0 million. Our principal source of liquidity during the three months ended April 2, 2006 and the three months ended April 3, 2005 consisted of cash provided by operating activities.

Net cash provided by operating activities for the three months ended April 2, 2006 was $6.5 million, a $0.6 million increase, from $5.9 million for the three months ended April 3, 2005. The $0.6 million increase was due to a $5.0 million increase in net income, and a $0.2 million increase in non-cash charges offset partially by a $4.6 million decrease in cash flow attributable to changes in balance sheet accounts, including a $3.8 million increase in the change in receivables relating to higher insurance reimbursement receivables and a $3.3 million decrease in the change in affiliate and trade payables offset partially by a $2.8 million increase in the change in income taxes payable that is attributable to an increase in the provision for income taxes.

Net cash used in investing activities for the three months ended April 2, 2006 was $0.7 million, a $0.3 million decrease, from $1.0 million for the three months ended April 3, 2005. The $0.3 million decrease in cash used for investing activities was due primarily to higher capital expenditures incurred in the comparable period in the prior year relating to the remodeling of the Island Room Buffet and the slot machine ticket-in ticket-out conversion project.

Net cash used in financing activities for the three months ended April 2, 2006 was $6.7 million, or $2.1 million higher than the $4.6 million of cash used for financing activities for the three months ended April 3, 2005. The $2.1 million increase in cash used in financing activities is due to a $3.2 million increase in the repayments made under our revolving credit facility during the three months ended April 2, 2006, as compared to the comparable period in the prior year, offset partially by a $1.1 million increase in the change in cash overdrafts for the three months ended April 2, 2006, as compared to the comparable period in the prior year. As of April 2, 2006, we have drawn $1.5 million against the revolving credit facility and the total commitment balance was $25.0 million. The revolving credit facility matures in January 2007.

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

PART II. OTHER INFORMATION

ITEM 1.                    Legal Proceedings

The kennels for the racing greyhounds, which participate in our racing meets, were relocated to Brooke County, West Virginia during the 2002 fiscal year. The County Commission of Brooke County, West Virginia, claimed an entitlement to a portion of the revenue generated by our gaming and pari-mutuel racing operations by virtue of the location of our kennel compound in Brooke County. The Brooke County Commission threatened to take legal action to obtain those revenues or, in the alternative, to enjoin the continued operation of our kennels in Brooke County because of their construction without prior approval in a local option election. It was and continues to be our position that Brooke County is not entitled to a share of our gaming and pari-mutuel racing revenues. In addition, the West Virginia Racing Commission approved the construction and operation of our kennels. On February 25, 2004, we commenced an action in the Circuit Court of Kanawha County, West Virginia, which named the Brooke County Commission, the Ohio County Commission and the West Virginia Racing Commission as defendants. The action sought a declaratory judgment to confirm that the West Virginia Racing Commission followed all lawful procedures and acted within the scope of its authority when the Racing Commission approved the construction and operation of our kennels, that the local option election contended for by the Brooke County Commission was not required, and that Brooke County was only entitled to receive the property tax revenue associated with the kennel facility.

We have reached an agreement with Brooke County to the settlement of this matter on terms which will not have a material impact to us or to the continued operation of our kennels. The parties have executed a Settlement Agreement and Release of All Claims, and the matter will now be dismissed.

We are a party to a number of other legal proceedings that have arisen in the ordinary course of our business. We believe that the outcome of such proceedings will not have a material adverse effect on our operating results or financial condition.

ITEM 1A.           Risk Factors

The risk factors included in our Annual Report on Form 10-K for the fiscal year ending December 31, 2005 have not materially changed except as disclosed below.

Potential Impact of Labor Unions

Our labor agreement with the United Food and Commercial Workers Union, Local 23 expired on February 26, 2006 and our labor agreement with the Hotel Employees and Restaurant Employees Union Local 57 representing our security department employees expired on April 30, 2006. We are currently operating under the existing terms of these expired agreements as we negotiate permanent extensions to both of these labor agreements. It is possible that these negotiations could lead to a labor disruption or an increase in wages and/or benefits. Any significant increase in labor costs or lengthy labor disruption could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.                    Defaults Upon Senior Securities

None.

ITEM 4.                    Submission of Matters to a Vote of Security Holders

None.

ITEM 5.                    Other Information

2006 Target Incentive Plan Awards

The Compensation Committee has established the performance measures for the 2006 cycle under the Target Incentive Plan for the position of Chief Executive Officer. In addition, senior management has established the performance measures for the 2006 cycle as it relates to the positions of President and Vice President of Marketing. The 2006 cycle under the Target Incentive Plan began on January 1, 2006 and will end on December 31, 2006. Performance measures for the 2006 cycle consists of 60% for financial objectives and 40% for business objectives for the position of Chief Executive Officer and 50% for financial objectives and 50% for business objectives for the positions of President and Vice President of Marketing. For the position of Chief Executive Officer, the (i) financial objectives are based on the following components:  10% on Delaware North operating profit, 20% on Delaware North G&E operating profit and 30% on Delaware North G&E pre-tax profit; and (ii) business objectives are based 25% on the development of new business opportunities, 10% on compliance with the Sarbanes Oxley Act and 5% on development of succession planning programs. For the position of President, the (i) financial objectives are based 10% on Delaware North G&E operating profit, and 40% on Wheeling Island Gaming, Inc. operating profit and (ii) business objectives are based 20% on development and implementation of new business initiatives, 10% on compliance with the Sarbanes Oxley Act, 10% on the implementation of customer service programs and 10% on the development of succession planning programs. For the position of Vice President of Marketing the (i) financial objective is solely based on Wheeling Island Gaming, Inc. operating profit and (ii) business objectives are based 10% on the development of marketing department organizational and communications programs, 10% on the preparation of a comprehensive analysis on the benefit of new technology, 10% on the development of a strategic positioning and branding analysis, 10% on the preparation of a marketing cost reinvestment matrix and 10% on the improvement of interdepartmental communications.

ITEM 6.                    Exhibits

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

WHEELING ISLAND GAMING, INC. (Registrant)

Date: May 15, 2006	By:	/s/ Michael D. Corbin
Michael D. Corbin
Interim Vice President of Finance (principal financial officer and chief accounting officer)