Form 10-Q
period 2006-07-02
WHEELING ISLAND GAMING INC
filed 2006-08-14
CIK 1166041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2006

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

Indicate by check mark which whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Not applicable.

WHEELING ISLAND GAMING, INC.

Part I.  FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

WHEELING ISLAND GAMING, INC.

Consolidated Balance Sheets

($000’s omitted, except per share amounts)

	July 2,	December 31,
	2006	2005
	Unaudited
Assets

Current assets:
Cash and cash equivalents	$12,423	$11,957
Receivables	7,479	2,925
Prepaid expenses and other assets	1,075	1,104
Deferred income taxes	2,188	2,188

Total current assets	23,165	18,174

Property and equipment, net	87,916	90,649
Licenses	65,919	65,919
Goodwill	32,221	32,221
Non-compete covenant	1,401	2,902
Other intangible assets	2,152	2,170
Debt issuance costs & other	2,658	3,075

Total assets	215,432	215,110

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable – trade	5,430	4,586
Accounts payable – affiliate	628	4,489
Accrued expenses	5,302	6,735
Income taxes payable	1,739	455
Current portion of long-term debt	1,000	0
Total current liabilities	14,099	16,265

Long-term debt	125,000	134,000
Deferred income tax	27,639	27,543

Total liabilities	166,738	177,808

Shareholders’ equity:
Common stock, $1 par value, 500 shares authorized, issued and outstanding in each of 2006 and 2005	1	1
Additional paid-in capital	5,915	5,915
Retained earnings	42,778	31,386

Total shareholders’ equity	48,694	37,302

Total liabilities and shareholder’s equity	$215,432	$215,110

WHEELING ISLAND GAMING, INC.

Consolidated Statements of Income

($000’s omitted)

Unaudited

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Operating revenue:
Gaming revenue	$24,589	$26,011	$49,567	$50,137
Pari-mutuel revenue	1,765	2,006	3,659	3,544
Food & beverage revenue	1,939	2,291	3,918	4,114
Lodging revenue	549	687	1,109	1,204
Other revenue	758	706	1,390	1,383
	29,600	31,701	59,643	60,382
Operating expenses:
Purse expense	4,889	5,680	9,925	10,800
Gaming expenses	1,542	1,868	3,149	3,800
Pari-mutuel expenses	956	1,120	1,962	2,058
Food & beverage expenses	2,381	2,556	4,749	4,821
Lodging expenses	304	296	577	575
Other expenses	136	183	290	406
Marketing and promotions	2,131	2,447	4,268	4,420
Facilities and maintenance	2,638	2,605	5,458	5,341
General and administrative	1,609	1,699	3,111	3,362
Business interruption insurance proceeds	0	0	(1,215)	0
Depreciation and amortization	2,840	2,833	5,673	5,750

	19,426	21,287	37,947	41,333

Operating income	10,174	10,414	21,696	19,049
Interest expense, net	(3,299)	(3,524)	(6,891)	(7,253)
Casualty loss recovery	354	2,842	2,838	522
Other income (expense), net	1	(11)	(116)	(9)
Income before income tax	7,230	9,721	17,527	12,309

Income tax expense	2,530	3,402	6,135	4,308

Net income	$4,700	$6,319	$11,392	$8,001

WHEELING ISLAND GAMING, INC.

Consolidated Statements of Cash Flows

($000’s omitted)

Unaudited

	Six Months Ended
	July 2, 2006	July 3, 2005

Cash flows relating to operating activities:
Net income	$11,392	$8,001
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	5,673	5,750
Deferred income tax	96	(255)
Other	538	474
Change in assets and liabilities:
Receivables	(4,554)	(3,476)
Prepaid expenses and other assets	29	(9)
Accounts payable – trade	(63)	466
Accounts payable – affiliate	(3,861)	1,378
Accrued expenses	(1,433)	(2,751)
Income taxes payable	1,284	(10)

Net cash provided by operating activities	9,101	9,568

Cash flows relating to investing activities:
Payments for capital expenditures	(1,621)	(3,133)
Net cash used in investing activities	(1,621)	(3,133)

Cash flows relating to financing activities:
Change in cash overdrafts	986	232
Repayment of long-term borrowings	(8,000)	(5,750)
Net cash used in financing activities	(7,014)	(5,518)

Net increase in cash	466	917

Cash balances:
Beginning of period	11,957	10,509

End of period	$12,423	$11,426

WHEELING ISLAND GAMING, INC.

Notes to Consolidated Financial Statements

($000’s omitted)

1.                                      Business and Ownership

Wheeling Island Gaming, Inc. is a wholly owned subsidiary of Delaware North Companies Gaming & Entertainment, Inc. (DNC G&E).  DNC G&E is a wholly owned subsidiary of Delaware North Companies, Incorporated (DNC).

2.                                      Basis of Presentation

The consolidated interim financial statements are unaudited, and certain information and note disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X.  In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Wheeling Island Gaming, Inc. and its subsidiaries (the “Company”).  The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes of the Company for the fiscal year ended December 31, 2005, as included in the Company’s Annual Report on Form 10-K filed on March 31, 2006.

The fiscal year of the Company begins on January 1 and ends on December 31.  Fiscal quarters of the Company end on the Sunday nearest March 31, June 30, and September 30, respectively.  The three-month and six-month periods ended July 2, 2006 consisted of 91 days and 183 days, respectively.  The three-month and six-month periods ended July 3, 2005 consisted of 91 days and 184 days, respectively.

Certain prior year amounts have been reclassified in order to conform to the presentation used in the 2006 financial statements.

3.                                      Income Taxes

The provision for income taxes for the three and six month periods consist of the following:

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Current federal tax expense	$2,482	$3,530	$6,039	$4,563

Deferred federal tax expense (benefit)	48	(128)	96	(255)

	$2,530	$3,402	$6,135	$4,308

Federal income taxes included in the accompanying balance sheets at July 2, 2006 and December 31, 2005 are due to or receivable from DNC, as applicable.  The Company is not subject to state income tax.

4.                                      Related Party Transactions

Pursuant to an administrative services agreement with DNC G&E and DNC, the Company pays an annual administrative services fee equal to the greater of 1.5% of the preceding year’s total operating revenues or $1,200 for certain support services provided to the Company.  During the three months ended July 2, 2006 and July 3, 2005, the Company recorded administrative services fees of $481 and $483, respectively.  During the six-month periods ended July 2, 2006 and July 3, 2005, the Company recorded administrative services fees of $962 and $965, respectively.

The Company invests its excess cash in a segregated account administered by DNC under DNC’s centralized cash management program.  At July 2, 2006 and July 3, 2005, the Company had $929 and $996 invested in this program, respectively.  During the three-month periods ended July 2, 2006 and July 3, 2005, the Company recorded interest income of $35 and $4, respectively.  During the six months ended July 2, 2006 and July 3, 2005, the Company recorded interest income of $48 and $9, respectively.

5.                                      Casualty Losses and Related Recoveries

In September 2004 and January 2005, the Company’s gaming and racing facilities were damaged as a result of flooding of the Ohio River.  On each occasion, the Company incurred substantial repair costs and was forced to suspend all operations for several days resulting in a loss of operating profits.  For the three months ended July 2, 2006, the Company recorded a net casualty loss recovery of $354, which is comprised of insurance reimbursements totaling $187 and $167 for the September 2004 and January 2005 floods, respectively.  For the six months ended July 2, 2006, the Company recorded a net casualty loss recovery of $2,838, which is comprised of insurance reimbursements totaling $1,843 and $995 for the September 2004 and January 2005 floods, respectively.  Also, during the six months ended July 2, 2006, the Company recorded $1,215 of business interruption insurance proceeds as a credit to operating expenses representing recoveries of $428 and $787 for the September 2004 and January 2005 floods, respectively.   For the three months ended July 3, 2005, the Company recorded a net casualty loss recovery of $2,842, which represents insurance reimbursements of $3,000 related to the September 2004 flood offset by $158 of flood expenses principally associated with the January 2005 flood.  For the six months ended July 3, 2005, a net casualty loss recovery of $522 was recorded, which is comprised of insurance reimbursements of $3,598 and $538 for the September 2004 flood and January 2005 flood, respectively, offset by flood related expenses of $804 and $2,810 for the September 2004 and January 2005 floods, respectively.

6.                                      Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation for SFAS No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The pronouncement prescribes a recognition threshold and measurement attributable to financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company is in the process of determining the effect, if any; the adoption of FIN 48 will have on its’ financial statements

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Casualty Losses

In September 2004 and January 2005, our gaming and racing facilities were damaged as a result of flooding of the Ohio River.  On each occasion, we incurred substantial repair costs and were forced to suspend all operations for several days resulting in a loss of operating profits.  For the three months ended July 2, 2006, we recorded a net casualty loss recovery of $0.4 million, which is comprised of insurance reimbursements totaling approximately $0.2 million and $0.2 million for the September 2004 and January 2005 floods, respectively.  For the six months ended July 2, 2006, we recorded a net casualty loss recovery of $2.8 million, which is comprised of insurance reimbursements totaling approximately $1.8 million and $1.0 million for the September 2004 and January 2005 floods, respectively.  Also, during the six months ended July 2, 2006, we recorded $1.2 million of business interruption insurance proceeds as a credit to operating expenses representing recoveries of approximately $0.4 million and $0.8 million for the September 2004 and January 2005 floods, respectively.  For the three months ended July 3, 2005, we recorded a net casualty loss recovery of $2.8 million, which represents insurance reimbursements of $3.0 million related to the September 2004 flood offset by $0.2 million in flood expenses principally associated with the January 2005 flood.  For the six months ended July 3, 2005, a net casualty loss recovery of $0.5 million was recorded, which is comprised of partial insurance reimbursements of approximately $3.6 million and $0.5 million for the September 2004 flood and January 2005 flood, respectively, offset by flood related expenses of approximately $0.8 million and $2.8 million for the September 2004 and January 2005 floods, respectively.

Results of Operations

Three Months Ended July 2, 2006 Compared to Three Months Ended July 3, 2005

Gaming revenues were $24.6 million for the three months ended July 2, 2006, a decrease of $1.4 million, or 5.5%, from $26.0 million for the comparable period in the prior year.  The decrease in gaming revenues was primarily attributable to a $0.6 million increase in the redemption of Preferred Players Club points and coupons for cash, which are recognized as a reduction to gaming revenues, and  a legislative change enacted in July 2005 that resulted in an additional $0.7 million withheld from net terminal income due to an increase in the amounts contributed to the employee retirement fund and a distribution to the workers compensation debt reduction fund.

Pari-mutuel revenues were $1.8 million for the three months ended July 2, 2006, a decrease of $0.2 million, or 12.0%, from $2.0 million for the comparable period in the prior year.  The decrease was primarily due to a 19.9% decrease in wagering on our live performances primarily as a result of the cancellation of several live performances due to a viral infection impacting the racing greyhounds.

Food and beverage revenues were $1.9 million for the three months ended July 2, 2006, a decrease of $0.4 million, or 15.4%, from $2.3 million for the comparable period in the prior year.  The decrease in food and beverage revenues was primarily due to reduced purchases because of an increase in the number of complimentary food and beverage items provided to our gaming patrons.

Lodging revenues were $0.5 million for the three months ended July 2, 2006, a decrease of $0.2 million, or 20.1%, from $0.7 million for the comparable period in the prior year.  The decrease in lodging revenues was mostly a result of a decrease in available hotel rooms for sale due to an increase in the redemption of coupons for hotel rooms.

Other revenues were $0.8 million for the three months ended July 2, 2006, an increase of $0.1 million, or 7.4%, from $0.7 million for the comparable period in the prior year.  The increase in other revenues was due primarily to an increase in valet parking revenues.

Purse expenses were $4.9 million for the three months ended July 2, 2006, a decrease of $0.8 million, or 13.9%, from $5.7 million for the comparable period in the prior year.  The decrease in purse expense was primarily due to the July 2005 legislative change that lowered the amount withheld from net terminal income for greyhound racing purses.

Gaming expenses were $1.5 million for the three months ended July 2, 2006, a decrease of $0.4 million, or 17.5%, from $1.9 million for the comparable period in the prior year. The decrease in gaming expenses was primarily due to $0.3 million of payroll savings associated with the on-going implementation of the ticket-in ticket-out functionality in our slot machines.  The decrease in gaming expenses was also attributable to a reduction in the leasing cost of slot games.

Pari-mutuel expenses were $1.0 million for the three months ended July 2, 2006, a decrease of $0.1 million, or 14.6%, from $1.1 million for the comparable period in the prior year. The decrease in pari-mutuel expenses was due to a $0.1 million payroll reduction attributable to the cancellation of several live performances.

Food and beverage expenses were $2.4 million for the three months ended July 2, 2006, a decrease of $0.2 million, or 6.8%, from $2.6 million for the comparable period in the prior year.  The decrease in food and beverage expenses was due principally to a $0.2 million decrease in net food costs correlating with the $0.4 million decrease in food and beverage revenues.

Lodging expenses were $0.3 million for the three months ended July 2, 2006, and were unchanged from the comparable period in the prior year.

Other expenses were $136 thousand for the three months ended July 2, 2006, a decrease of $47 thousand, or 25.7%, from $183 thousand from the comparable period in the prior year.  The decrease in other expenses was primarily due to a decrease in entertainment expenses.

Marketing and promotions expenses were $2.1 million for the three months ended July 2, 2006, a decrease of $0.3 million, or 12.9%, from $2.4 million for the comparable period in the prior year.  The decrease in marketing and promotions expenses was primarily due to a reduction of $0.2 million in complimentary racing, retail and valet expenses and a reduction of $0.1 million in printing expenses.

Facilities and maintenance expenses were $2.6 million for the three months ended July 2, 2006, and were unchanged from the comparable period in the prior year.

General and administrative, or G&A, expenses were $1.6 million for the three months ended July 2, 2006, a decrease of $0.1 million, or 5.3%, from $1.7 million for the comparable period in the prior year.  The decrease in G&A expenses was primarily due to a $0.1 million decrease in legal and consulting expenses.

Depreciation and amortization expenses were $2.8 million for the three months ended July 2, 2006 and were unchanged from the comparable period in the prior year.

Interest expense was $3.3 million for the quarter ended July 2, 2006, a decrease of $0.2 million, or 6.4%, from $3.5 million for the comparable period in the prior year.  The decrease in interest expense is due primarily to decreased borrowings under our revolving credit facility for the quarter ended July 2, 2006 compared to the same period in the prior year.

Net casualty loss recoveries of $0.4 million were recorded for the three months ended July 2, 2006, of which, $0.2 million related to each of the September 2004 and January 2005 floods.  Net casualty loss recoveries of $2.8 million were recorded for the three months ended July 3, 2005.  Of the $2.8 million recovered, $3.0 million related to the September 2004 flood partially offset by $0.2 million in flood expenses principally associated with the January 2005 flood.

Income tax expense was $2.5 million for the three months ended July 2, 2006, a decrease of $0.9 million, or 25.6%, from $3.4 million for the comparable period in the prior year.  The decrease was directly attributable to the $2.5 million decrease in income before income taxes compared to the same period in the prior year.  Income tax expense for both periods was based on an effective tax rate of 35.0%.

Six Months Ended July 2, 2006 Compared to Six Months Ended July 3, 2005

Gaming revenues were $49.6 million for the six months ended July 2, 2006, a decrease of $0.5 million, or 1.1%, from $50.1 million for the comparable period in the prior year.  A net terminal income increase resulted in an additional $2.7 million in gaming revenues.  This increase was partially attributable to the flood-related business suspension during January 2005.  This increase in gaming revenues was more than offset by a $1.6 million increase in the redemption of Preferred Players Club points and coupons for cash, which are recognized as a reduction to gaming revenues, and by a legislative change enacted in July 2005 that resulted in an additional $1.6 million withheld from net terminal income due to an increase in the amounts contributed to the employee retirement fund and a distribution to the workers compensation debt reduction fund.

Pari-mutuel revenues were $3.7 million for the six months ended July 2, 2006, an increase of $0.2 million, or 3.2%, from $3.5 million for the comparable period in the prior year.  The increase in pari-mutuel revenues was due primarily to a $0.1 million increase in export commission revenues and a $0.1 million increase in simulcast revenues.  Export commission revenues increased because our live races were exported to more venues in comparison to the same period in the prior year.  Simulcast revenues increased due to additional events and an increase in average handle per event.

Food and beverage revenues were $3.9 million for the six months ended July 2, 2006, a decrease of $0.2 million, or 4.8%, from $4.1 million for the comparable period in the prior year. The decrease in food and beverage revenues was attributable to a decrease in purchases due to an increase in the number of complimentary food and beverage items provided to our gaming patrons.

Lodging revenues were $1.1 million for the six months ended July 2, 2006, a decrease of $0.1 million, or 7.9%, from $1.2 million for the comparable period in the prior year.  The decrease in lodging revenues was mostly a result of a decrease in available hotel rooms for sale due to an increase in the redemption of coupons for hotel rooms.

Other revenues were $1.4 million for the six months ended July 2, 2006, and were unchanged from the comparable period in the prior year.

Purse expenses were $9.9 million for the six months ended July 2, 2006, a decrease of $0.9 million, or 8.1%, from $10.8 million for the comparable period in the prior year.  The decrease in purse expense was primarily due to the July 2005 legislative change that lowered the amount withheld from net terminal income for greyhound racing purses.  This was partially offset by an increase in purse expense due to an increase in net terminal income.

Gaming expenses were $3.1 million for the six months ended July 2, 2006, a decrease of $0.7 million, or 17.1%, from $3.8 million for the comparable period in the prior year.  The decrease in gaming expenses was primarily due to $0.6 million of payroll savings related to the implementation of the ticket-in ticket-out functionality in our slot machines combined with a $0.1 million decrease in slot machine leasing costs.

Pari-mutuel expenses were $2.0 million for the six months ended July 2, 2006, a decrease of $0.1 million, or 4.7%, from $2.1 million for the comparable period in the prior year.  The decrease in pari-mutuel expenses was due to a $0.1 million decrease in simulcast uplink expenses.

Food and beverage expenses were $4.7 million for the six months ended July 2, 2006, a decrease of $0.1 million, or 1.5%, from $4.8 million for the comparable period in the prior year.  The decrease in food and beverage expenses correlates with the $0.2 million decrease in food and beverage revenues.

Lodging expenses were $0.6 million for the six months ended July 2, 2006, and were unchanged from the comparable period in the prior year.

Other expenses were $0.3 million for the six months ended July 2, 2006, a decrease of $0.1 million, or 28.5%, from $0.4 million from the comparable period in the prior year.  The decrease in other expenses was due primarily to a $0.1 million decrease in entertainment expenses.

Marketing and promotions expenses were $4.3 million for the six months ended July 2, 2006, a decrease of $0.1 million, or 3.4%, from $4.4 million for the comparable period in the prior year.  The decrease in marketing expenses was mostly due to a $0.2 million decrease in printing expenses and complimentary racing, retail and valet expenses.  The decrease was partially offset by a $0.1 million increase in advertising and supplies expenses.

Facilities and maintenance expenses were $5.5 million for the six months ended July 2, 2006, an increase of $0.2 million, or 2.2%, from $5.3 million for the comparable period in the prior year.  The increase in facilities and maintenance expense was due primarily to an increase of $0.1 million for property and liability insurance expenses and an increase of $0.1 million for utilities expenses.

General and administrative, or G&A, expenses was $3.1 million for the six months ended July 2, 2006, a decrease of $0.3 million, or 7.5%, from $3.4 million for the comparable period in the prior year.  The decrease in G&A expenses principally relates to a decrease of $0.1 million of payroll expenses due to the elimination of select management positions, a decrease of $0.1 million of consulting expenses and a decrease of $0.1 million of other general and administrative expenses.

Business interruption insurance proceeds of $1.2 million were recorded in the six months ended July 2, 2006.  These business interruption insurance proceeds were recorded as credits to operating expense and are attributable to the September 2004 and January 2005 floods in the amounts of $0.4 million and $0.8 million, respectively.

Depreciation and amortization expenses were $5.7 million for the six months ended July 2, 2006, a decrease of $0.1 million, or 1.3%, from $5.8 million for the comparable period in the prior year.  The decrease in depreciation and amortization expense was primarily due to certain assets being fully depreciated in 2005.

Interest expense was $6.9 million for the six months ended July 2, 2006, a decrease of $0.4 million, or 5.0%, from $7.3 million for the comparable period in the prior year.  The decrease in interest expense is due primarily to decreased borrowings under our revolving credit facility for the six months ended July 2, 2006 compared to the same period in the prior year.

Net casualty recoveries of $2.8 million were recorded for the six months ended July 2, 2006 which is comprised of insurance reimbursements totaling $1.8 million and $1.0 million for the September 2004 and January 2005 floods, respectively.  Net casualty recoveries of $0.5 million were recorded for the six months ended July 3, 2005 which is comprised of partial insurance reimbursements of $3.6 million and $0.5 million for the September 2004 and January 2005 floods, respectively, offset by flood-related expenses of $0.8 million and $2.8 million for the September 2004 and January 2005 floods, respectively.

Income tax expense for the six months ended July 2, 2006 was $6.1 million, an increase of $1.8 million, or 42.4%, from $4.3 million for the comparable period in the prior year.  The increase was directly attributable to the $5.2 million increase in income before income taxes compared to the same period in the prior year.  The tax expense for both periods was based on an effective tax rate of 35.0%.

Liquidity and Capital Resources

As of July 2, 2006, we had cash and cash equivalents of $12.4 million.  Our principal source of liquidity during the six months ended July 2, 2006 and the six months ended July 3, 2005 consisted of cash provided from operating activities.  The cash provided from operating activities for the six months ended July 2, 2006 was $9.1 million, a $0.5 million decrease from $9.6 million for the comparable period in the prior year.  The $0.5 million decrease in cash provided from operating activities was attributable to a $4.2 million decrease in cash flow due to changes in balance sheet accounts offset by a $3.4 million increase in net income and a $0.3 million increase in non cash adjustments.  The decrease in cash flow from changes in balance sheet accounts includes a $5.2 million decrease in cash flow from the change in accounts payable affiliate due mostly to timing variances associated with tax payments.

Net cash used in investing activities for the six months ended July 2, 2006 was $1.6 million, a decrease of $1.5 million, from $3.1 million for the comparable period in the prior year.  The decrease was primarily due to higher capital expenditures in the comparable period in the prior year mostly attributable to a $1.5 million project to convert the slot machines to ticket-in, ticket-out functionality.

Net cash used in financing activities for the six months ended July 2, 2006 was $7.0 million, an increase of $1.5 million, from $5.5 million in the comparable period in the prior year.  The $1.5 million increase in cash used in financing activities is due to a $2.2 million increase in repayments made under our revolving credit facility offset by a $0.7 million increase in cash provided from the net cash overdrafts.  As of July 2, 2006, we had drawn $1.0 million against the revolving credit facility and our total commitment balance was $25.0 million.  The revolving credit facility matures in January 2007.

We believe our future cash provided by operating activities, as well as availability under our revolving credit facility, will provide sufficient funding for our future working capital needs and capital expenditures.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation for SFAS No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with for SFAS No. 109, “Accounting for Income Taxes.”  The pronouncement prescribes a recognition threshold and measurement attributable to financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of determining the effect, if any; the adoption of FIN 48 will have on our financial statements.

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

ITEM 1A.  Risk Factors

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not materially changed except as disclosed below.

Potential Impact of Labor Unions

Our labor agreement with the Hotel Employees and Restaurant Employees Union Local 57 representing our security department employees expired on April 30, 2006.  Our labor agreement with the Hotel Employees and Restaurant Employees Union Local 57 representing our food and beverage employees expired on June 22, 2006.  We are currently operating under the existing terms of these expired agreements while we negotiate new labor agreements.  On June 7, 2006, a new labor agreement with the United Food and Commercial Workers Union Local 23 was ratified.  The new contract terminates on February 22, 2009 and the terms of this agreement are substantially similar to the preceding contract.  Any significant increase in labor costs or lengthy labor disruption during our ongoing negotiations could have a material adverse effect on our business, financial condition and results of operations.

Recent Developments Pertaining to Gaming in Pennsylvania

The Pennsylvania Gaming Control Board approved the license applications for 12 slot machine suppliers on June 28, 2006.  This action enables the Pennsylvania Gaming Control Board to issue conditional Category 1 gaming licenses and furthers the process of permitting gaming establishments to operate within Pennsylvania.  In conjunction with this development, the Standard and Poor’s Ratings Service placed our $125.0 million of unsecured senior notes issued in December 2001 on their credit watch list with negative implications.  This development reflects their reassessment of the potential impact that expected new competition from Pennsylvania will have on the Company’s operating performance.  We believe that gaming operations in western Pennsylvania will commence in 2007.  We expect the introduction of slot machine gaming in the western Pennsylvania market to have a material adverse impact on our business, financial condition and results of operations.

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

WHEELING ISLAND GAMING, INC.
(Registrant)

Date: August 14, 2006	By:	/s/ Phillip B. Simons
Phillip B. Simons
Vice President of Finance
(principal financial officer and chief accounting officer)