Form 10-Q
period 2006-10-01
WHEELING ISLAND GAMING INC
filed 2006-11-13
CIK 1166041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 1, 2006

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

WHEELING ISLAND GAMING, INC.
Consolidated Balance Sheets
($000’s omitted, except per share amounts)

	October 1, 2006 Unaudited	December 31, 2005
Assets

Current assets:
Cash and cash equivalents	$20,836	$11,957
Receivables	7,479	2,925
Prepaid expenses and other assets	1,371	1,104
Deferred income taxes	2,188	2,188

Total current assets	31,874	18,174

Property and equipment, net	87,229	90,649
Licenses	65,919	65,919
Goodwill	32,221	32,221
Non-compete covenant	651	2,902
Other intangible assets	2,143	2,170
Debt issuance costs & other	2,449	3,075

Total assets	222,486	215,110

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable — trade	4,642	4,586
Accounts payable — affiliate	678	4,489
Accrued expenses	8,895	6,735
Income taxes payable	1,567	455
Total current liabilities	15,782	16,265

Long-term debt	125,000	134,000
Deferred income tax	27,686	27,543

Total liabilities	168,468	177,808

Shareholders’ equity:
Common stock, $1 par value, 500 shares authorized, issued and outstanding in each of 2006 and 2005	1	1
Additional paid-in capital	5,915	5,915
Retained earnings	48,102	31,386

Total shareholders’ equity	54,018	37,302

Total liabilities and shareholder’s equity	$222,486	$215,110

WHEELING ISLAND GAMING, INC.

Consolidated Statements of Income
($000’s omitted)
Unaudited

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Operating revenue:
Gaming revenue	$26,172	$24,555	$75,739	$74,692
Pari-mutuel revenue	1,900	1,839	5,559	5,383
Food & beverage revenue	1,947	2,181	5,865	6,295
Lodging revenue	615	730	1,724	1,934
Other revenue	718	702	2,108	2,086
	31,352	30,007	90,995	90,390
Operating expenses:
Purse expense	5,258	4,714	15,183	15,514
Gaming expenses	1,472	1,736	4,621	5,536
Pari-mutuel expenses	1,002	1,047	2,964	3,105
Food & beverage expenses	2,380	2,319	7,129	7,140
Lodging expenses	310	323	887	898
Other expenses	138	242	428	648
Marketing and promotions	2,415	2,316	6,683	6,736
Facilities and maintenance	2,489	2,448	7,947	7,789
General and administrative	1,490	1,809	4,601	5,172
Business interruption insurance proceeds	0	(1,861)	(1,215)	(1,861)
Depreciation and amortization	2,826	2,735	8,499	8,485

	19,780	17,828	57,727	59,162

Operating income	11,572	12,179	33,268	31,228
Interest expense, net	(3,382)	(3,472)	(10,273)	(10,725)
Casualty loss recovery	0	1,288	2,838	1,810
Other income (expense), net	2	(61)	(114)	(71)
Income before income tax	8,192	9,934	25,719	22,242

Income tax expense	2,868	3,478	9,003	7,786

Net income	$5,324	$6,456	$16,716	$14,456

WHEELING ISLAND GAMING, INC.

Consolidated Statements of Cash Flows
($000’s omitted)
Unaudited

Nine Months Ended
October 1, 2006	October 2, 2005

Cash flows relating to operating activities:
Net income	$16,716	$14,456
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	8,499	8,485
Deferred income tax	143	(382)
Other	747	750
Change in assets and liabilities:
Receivables	(4,554)	(4,121)
Prepaid expenses and other assets	(267)	108
Accounts payable — trade	(364)	(89)
Accounts payable — affiliate	(3,811)	450	1
Accrued expenses	2,160	726
Income taxes payable	1,112	1,351

Net cash provided by operating activities	20,381	21,734

Cash flows relating to investing activities:
Payments for capital expenditures	(2,934)	(4,714)
Net cash used in investing activities	(2,934)	(4,714)

Cash flows relating to financing activities:
Change in cash overdrafts	432	53
Repayment of long-term borrowings	(9,000)	(16,250)
Net cash used in financing activities	(8,568)	(16,197)

Net increase in cash	8,879	823

Cash balances:
Beginning of period	11,957	10,509

End of period	$20,836	$11,332

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

The fiscal year of the Company begins on January 1 and ends on December 31.  Fiscal quarters of the Company end on the Sunday nearest March 31, June 30, and September 30, respectively.  The three-month and nine-month periods ended October 1, 2006 consisted of 91 days and 274 days, respectively.  The three-month and nine-month periods ended October 2, 2005 consisted of 91 days and 275 days, respectively.

Certain prior year amounts have been reclassified in order to conform to the presentation used in the 2006 financial statements.

3.             Income Taxes

The provision for income taxes for the three and nine month periods consist of the following:

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Current federal tax expense	$2,821	$3,605	$8,860	$8,168

Deferred federal tax expense (benefit)	47	(127)	143	(382)

	$2,868	$3,478	$9,003	$7,786

Federal income taxes included in the accompanying balance sheets at October 1, 2006 and December 31, 2005 are due to or receivable from DNC, as applicable.  The Company is not subject to state income tax.

4.             Related Party Transactions

Pursuant to an administrative services agreement with DNC G&E and DNC, the Company pays an annual administrative services fee equal to the greater of 1.5% of the preceding year’s total operating revenues or $1,200 for certain support services provided to the Company.  During the three months ended October 1, 2006 and October 2, 2005, the Company recorded administrative services fees of $481 and $482, respectively.  During the nine-month periods ended October 2, 2006 and October 1, 2005, the Company recorded administrative services fees of $1,443 and $1,447, respectively.

The Company invests its excess cash in a segregated account administered by DNC under DNC’s centralized cash management program.  At October 1, 2006 and October 2, 2005, the Company had $10,146 and $495 invested in this program, respectively.  During the three-month periods ended October 1, 2006 and October 2, 2005, the Company recorded interest income of $65 and $2, respectively.  During the nine months ended October 1, 2006 and October 2, 2005, the Company recorded interest income of $113 and $11, respectively.

5.             Casualty Losses and Related Recoveries

In September 2004 and January 2005, the Company’s gaming and racing facilities were damaged as a result of flooding of the Ohio River.  On each occasion, the Company incurred substantial repair costs and was forced to suspend all operations for several days resulting in a loss of operating profits.  For the nine months ended October 1, 2006, the Company recorded a net casualty loss recovery of $2,838, which is comprised of insurance reimbursements totaling $1,843 and $995 for the September 2004 and January 2005 floods, respectively.  Also, during the nine months ended October 1, 2006, the Company recorded $1,215 of business interruption insurance proceeds as a credit to operating expenses representing recoveries of $428 and $787 for the September 2004 and January 2005 floods, respectively.  For the three months ended October 2, 2005, the Company recorded a net casualty loss recovery of $1,288, which represents the receipt of $1,139 of insurance reimbursements for January 2005 flood-related expenses, as well as a $174 reduction in flood costs from the September 2004 flood, offset by $25 of expenses from the January 2005 flood.  In addition, for the three months ended October 2, 2005, the Company recorded $1,861 of business interruption insurance proceeds as a credit to operating expenses representing recoveries of $1,300 and $561 for the September 2004 and January 2005 floods, respectively.  For the nine months ended October 2, 2005, a net casualty loss recovery of $1,810 was recorded, which is comprised of insurance reimbursements of $3,772 and $1,677 for the September 2004 flood and January 2005 flood, respectively, offset by flood related expenses of $804 and $2,835 for the September 2004 and January 2005 floods, respectively.  Also, during the nine months ended October 2, 2005, the Company recorded $1,861 of business interruption insurance proceeds as a credit to operating expenses representing recoveries of $1,300 and $561 for the September 2004 and January 2005 floods, respectively.

6.             Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation for SFAS No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The pronouncement prescribes a recognition threshold and measurement attributable to financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its’ financial statements.

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

General

We own and operate Wheeling Island Racetrack & Gaming Center, or Wheeling Island, a premier gaming and entertainment complex located in Wheeling, West Virginia.  Wheeling Island features 2,330 slot machines, a hotel, showroom, greyhound racetrack, pari-mutuel wagering on live greyhound racing and simulcast greyhound, thoroughbred and harness racing and various dining venues.

Casualty Losses

In September 2004 and January 2005, our gaming and racing facilities were damaged as a result of flooding of the Ohio River.  On each occasion, we incurred substantial repair costs and were forced to suspend all operations for several days resulting in a loss of operating profits.  For the nine months ended October 1, 2006, we recorded a net casualty loss recovery of $2.8 million, which is comprised of insurance reimbursements totaling $1.8 million and $1.0 million for the September 2004 and January 2005 floods, respectively.  Also, during the nine months ended October 1, 2006, we recorded $1.2 million of business interruption insurance proceeds as a credit to operating expenses representing recoveries of $0.4 million and $0.8 million for the September 2004 and January 2005 floods, respectively.  For the three months ended October 2, 2005, we recorded a net casualty loss recovery of $1.3 million, which represents the receipt of $1.1 million of insurance reimbursements for January 2005 flood-related expenses, as well as a $0.2 million reduction in flood costs from the September 2004 flood.  In addition, for the three months ended October 2, 2005, we recorded $1.9 million of business interruption insurance proceeds as a credit to operating expenses representing recoveries of $1.3 million and $0.6 million for the September 2004 and January 2005 floods, respectively.  For the nine months ended October 2, 2005, a net casualty loss recovery of $1.8 million was recorded, which is comprised of insurance reimbursements of $3.7 million and $1.7 million for the September 2004 flood and January 2005 flood, respectively, offset by flood related expenses of $0.8 million and $2.8 million for the September 2004 and January 2005 floods, respectively.  Also, during the nine months ended October 2, 2005, we recorded $1.9 million of business interruption insurance proceeds as a credit to operating expenses representing recoveries of $1.3 million and $0.6 million for the September 2004 and January 2005 floods, respectively.

Results of Operations

Three Months Ended October 1, 2006 Compared to Three Months Ended October 2, 2005

Net gaming revenues were $26.2 million for the three months ended October 1, 2006, an increase of $1.6 million, or 6.6%, from $24.6 million for the comparable period in the prior year.  The increase in net gaming revenues was primarily attributable to a $2.1 million increase in gross terminal income resulting in a $1.1 million increase in net gaming revenues.  This increase was mostly a result of increased gaming by our repeat customers and the implementation of more effective marketing strategies.  In addition, we realized an average tax and withholding rate reduction that resulted in increased net gaming revenues of $0.5 million for the three months ended October 1, 2006 in comparison to the same period in the prior year.  The average tax and withholding rate reduction relates to our policy for recognizing the State of West Virginia taxes and withholdings retained from our gross terminal income.  Our policy is to estimate net terminal income for the state fiscal year, calculate an estimated average tax and withholding rate based on this estimate, and use this rate to calculate taxes and withholdings.  Net terminal income is gross terminal income less a 4.0% administrative fee withheld by the State of West Virginia.  State taxes and withholdings rates are lower on net terminal income up to a predetermined threshold of $96.9 million and higher for income earned in excess.  We anticipate that the introduction of slot machine gaming in the western Pennsylvania market in early 2007 will have an material adverse impact on our results of operations.  Therefore, our estimates for net terminal income are lower for the July 1, 2006 to June 30, 2007 state fiscal year in comparison to the same period in the prior year.  As a result, our estimated average tax and withholding rate was 47.7% for the three months ended October 1, 2006, a decrease of 1.0%, from 48.7% for the comparable period in the prior year.

Pari-mutuel revenues were $1.9 million for the three months ended October 1, 2006, an increase of $0.1, or 3.3%, from $1.8 million for the comparable period in the prior year.  The increase in pari-mutuel revenues was mostly due to one additional performance plus an increase in average revenue earned per performance.

Food and beverage revenues were $1.9 million for the three months ended October 1, 2006, a decrease of $0.3 million, or 10.7%, from $2.2 million for the comparable period in the prior year.  The decrease in food and beverage revenues was primarily due to reduced customer purchases because of an increase in the number of complimentary food and beverage items provided to our gaming patrons.

Lodging revenues were $0.6 million for the three months ended October 1, 2006, a decrease of $0.1 million, or 7.2%, from $0.7 million for the comparable period in the prior year.  The decrease in lodging revenues was mostly a result of a decrease in available hotel rooms for sale due to an increase in the redemption of coupons for hotel rooms.

Other revenues were approximately $0.7 million for the three months ended October 1, 2006, and were unchanged from the comparable period in the prior year.

Purse expenses were $5.3 million for the three months ended October 1, 2006, an increase of $0.6 million, or 11.5%, from $4.7 million for the comparable period in the prior year.  The $0.6 million increase in purse expense was primarily attributable to an increase in video lottery purse withholdings due to a $2.1 million increase in gross terminal income and an increase in our average video lottery purse withholding rate.  The increase in the average video lottery purse withholding rate relates to our policy for recognizing the video lottery purse withholdings retained from our gross gaming revenues.  Our policy is to estimate net terminal income for the state fiscal year, calculate an estimated average video lottery purse withholding rate based on this estimate, and use this rate to calculate the withholdings.  Net terminal income is gross terminal income less a 4.0% administrative fee withheld by the State of West Virginia.  The video lottery purse withholding rate is higher on net terminal income up to a predetermined threshold of $96.9 million and lower for income earned in excess.  We expect the introduction of slot machine gaming in the western Pennsylvania market to have an adverse impact on our results of operations.  Therefore, we are estimating lower net terminal income for the July 1, 2006 to June 30, 2007 in comparison to the same period in the prior year.  As a result, our estimated average video lottery purse withholding rate was 9.2% for the three months ended October 1, 2006, an increase of 0.8%, from 8.4% for the comparable period in the prior year.

Gaming expenses were $1.5 million for the three months ended October 1, 2006, a decrease of $0.2 million, or 15.2%, from $1.7 million for the comparable period in the prior year. The decrease in gaming expenses was primarily due to payroll savings associated with more effective labor cost controls and the on-going implementation of the ticket-in ticket-out functionality in our slot machines.

Pari-mutuel expenses were approximately $1.0 million for the three months ended October 1, 2006, and were unchanged from the comparable period in the prior year.

Food and beverage expenses were $2.4 million for the three months ended October 1, 2006, an increase of $0.1 million, or 2.6%, from $2.3 million for the comparable period in the prior year.  The increase in food and beverage expenses was principally due to increases in employee related costs, supplies and use tax expenses partially offset by payroll savings as a result of more effective labor cost controls.

Lodging expenses were approximately $0.3 million for the three months ended October 1, 2006, and were unchanged from the comparable period in the prior year.

Other expenses were $0.1 million for the three months ended October 1, 2006, a decrease of $0.1 million, or 43.8%, from $0.2 million from the comparable period in the prior year.  The decrease in other expenses was primarily due to a decrease in entertainment expenses.

Marketing and promotions expenses were $2.4 million for the three months ended October 1, 2006, an increase of $0.1 million, or 4.3%, from $2.3 million for the comparable period in the prior year.  The increase in marketing and promotions expenses is primarily attributable to an increase in market research related consulting costs.

Facilities and maintenance expenses were $2.5 million for the three months ended October 1, 2006, an increase of $0.1 million, or 1.7%, from $2.4 million for the comparable period in the prior year.  The increase is due to $0.1 million increases in both property taxes and insurance expenses partially offset by payroll savings as a result of more effective labor cost controls.

General and administrative expenses were $1.5 million for the three months ended October 1, 2006, a decrease of $0.3 million, or 17.6%, from $1.8 million for the comparable period in the prior year.  The decrease in general and administrative expenses was primarily due to payroll savings due to the elimination of select management positions and more effective labor cost controls.

Business interruption insurance proceeds were $1.9 million for the quarter ended October 2, 2005 and were recorded as a credit to operating expenses representing recoveries of $1.3 million and $0.6 million for the September 2004 and January 2005 floods, respectively.

Depreciation and amortization expenses were $2.8 million for the three months ended October 1, 2006, an increase of $0.1 million, or 3.3%, from $2.7 million for the comparable period in the prior year.  The increase is due to additional depreciation expense as a result of current year asset additions.

Interest expense was $3.4 million for the quarter ended October 1, 2006, a decrease of $0.1 million, or 2.6%, from $3.5 million for the comparable period in the prior year.  The decrease in interest expense is due primarily to decreased borrowings under our revolving credit facility during the quarter ended October 1, 2006 compared to the same period in the prior year.

Net casualty loss recoveries of $1.3 million were recorded for the three months ended October 2, 2005, which represents the receipt of $1.1 million of insurance reimbursements for January 2005 flood related expenses, as well as a $0.2 million reduction in flood costs from the September 2004 flood.

Income tax expense was $2.9 million for the three months ended October 1, 2006, a decrease of $0.6 million, or 17.5%, from $3.5 million for the comparable period in the prior year.  The decrease was directly attributable to the $1.7 million decrease in income before income taxes compared to the same period in the prior year.  Income tax expense for both periods was based on an effective tax rate of 35.0%.

Nine Months Ended October 1, 2006 Compared to Nine Months Ended October 2, 2005

Gaming revenues were $75.7 million for the nine months ended October 1, 2006, an increase of $1.0 million, or 1.4%, from $74.7 million for the comparable period in the prior year.  The increase was mostly due to a $7.8 million increase in gross terminal income which resulted in a $4.0 million increase in net gaming revenues.  The increase in gross terminal income was a result of increased gaming by our repeat customers and the implementation of more effective marketing strategies.  The net gaming revenues increase was partially offset by a $1.6 million increase in the redemption of Preferred Players coupons and points for cash, which are recognized as a reduction to gaming revenues, and a $1.4 million increase in gaming taxes and withholdings as a result of an increase in our average taxes and withholdings rate.  The average taxes and withholding rate increase relates to our policy for recognizing the State of West Virginia taxes and withholdings retained from our gross terminal income.  Our policy is to estimate net terminal income for the state fiscal year, calculate an estimated average tax and withholding rate based on this estimate, and use this rate to calculate taxes and withholdings.  Net terminal income is gross terminal income less a 4.0% administrative fee withheld by the State of West Virginia.  State taxes and withholdings rates are lower on net terminal income up to a predetermined threshold of $96.9 million and higher for income earned in excess.  Our average tax and withholding rate for the first six months of 2006 was based on actual net terminal income for the State fiscal year beginning July 1, 2005 and ending June 30, 2006 and our estimated average tax and withholding rate for the three months ended October 1, 2006 was based on estimated net terminal income for the State fiscal year beginning July 1, 2006 and ending on June 30, 2007.  For the nine months ended October 1, 2006, our estimated average tax and withholding rate was 48.0%, an increase of 0.8%, from 47.2% for the comparable period in the prior year.

Pari-mutuel revenues were $5.6 million for the nine months ended October 1, 2006, an increase of $0.2 million, or 3.3%, from $5.4 million for the comparable period in the prior year.  The increase in pari-mutuel revenues was due primarily to a $0.1 million increase in export commission revenues and a $0.1 million increase in simulcast revenues.  Export commission revenues increased because our live races were exported to more venues in comparison to the same period in the prior year.  Simulcast revenues increased primarily as a result of additional performances and additional revenues per performance.

Food and beverage revenues were $5.9 million for the nine months ended October 1, 2006, a decrease of $0.4 million, or 6.8%, from $6.3 million for the comparable period in the prior year. The decrease in food and beverage revenues was primarily attributable to a decrease in customer purchases due to an increase in the number of complimentary food and beverage items provided to our gaming patrons.

Lodging revenues were $1.7 million for the nine months ended October 1, 2006, a decrease of $0.2 million, or 10.9%, from $1.9 million for the comparable period in the prior year.  The decrease in lodging revenues was mostly a result of a decrease in available hotel rooms for sale due to an increase in the redemption of coupons for hotel rooms.

Other revenues were approximately $2.1 million for the nine months ended October 1, 2006, and were unchanged from the comparable period in the prior year.

Purse expenses were $15.2 million for the nine months ended October 1, 2006, a decrease of $0.3 million, or 2.1%, from $15.5 million for the comparable period in the prior year.   The $0.3 million decrease in purse expense was primarily attributable to a reduction in our average video lottery purse withholding rate offset by an increase in gross terminal income resulting in an increase in video lottery purse withholdings.  The reduction of the average video lottery purse withholding rate relates to our policy for recognizing the video lottery purse withholdings retained from our gross terminal income.  Our policy is to estimate net terminal income for the state fiscal year, calculate an estimated average video lottery purse withholding rate based on this estimate, and use this rate to calculate the withholdings.  Net terminal income is gross terminal income less a 4.0% administrative fee withheld by the State of West Virginia.  The video lottery purse withholding rate is higher on net terminal income up to a predetermined threshold of $96.9 million and lower for income earned in excess.  Our average purse withholding rate for the first six months of 2006 was based on actual net terminal income for the State fiscal year beginning July 1, 2005 and ending June 30, 2006 and our estimated average purse withholding rate for the three months ended October 1, 2006 was based on estimated net terminal income for the State fiscal year beginning July 1, 2006 and ending on June 30, 2007.  For the nine months ended October 1, 2006, our estimated purse withholding rate was 9.0%, a decrease of 0.7%, from 9.7% for the comparable period in the prior year.

Gaming expenses were $4.6 million for the nine months ended October 1, 2006, a decrease of $0.9 million, or 16.5%, from $5.5 million for the comparable period in the prior year.  The decrease in gaming expenses was primarily due to $0.9 million of payroll savings related to the implementation of more effective labor cost controls and ticket-in ticket-out slot machine functionality.

Pari-mutuel expenses were $3.0 million for the nine months ended October 1, 2006, a decrease of $0.1 million, or 4.5%, from $3.1 million for the comparable period in the prior year.  The decrease in pari-mutuel expenses was mostly due to a $0.1 million decrease in simulcast uplink expenses.

Food and beverage expenses were $7.1 million for the nine months ended October 1, 2006, and were unchanged from the comparable period in the prior year.

Lodging expenses were approximately $0.9 million for the nine months ended October 1, 2006, and were unchanged from the comparable period in the prior year.

Other expenses were $0.4 million for the nine months ended October 1, 2006, a decrease of $0.2 million, or 34.3%, from $0.6 million from the comparable period in the prior year.  The decrease in other expenses was due primarily to a decrease in entertainment expenses.

Marketing and promotions expenses were $6.7 million for the nine months ended October 1, 2006, and were unchanged from the comparable period in the prior year.

Facilities and maintenance expenses were $7.9 million for the nine months ended October 1, 2006, an increase of $0.1 million, or 2.0%, from $7.8 million for the comparable period in the prior year.  The increase in facilities and maintenance expense was primarily due to increases of $0.1 million for each of property insurance, property taxes and utilities expenses partially offset by decreases of $0.1 million for both building supplies and payroll expenses.

General and administrative, or G&A, expenses was $4.6 million for the nine months ended October 1, 2006, a decrease of $0.6 million, or 11.0%, from $5.2 million for the comparable period in the prior year.  The decrease in G&A expenses was principally due to decreases of $0.2 million for both legal expenses and payroll expenses, resulting from the elimination of select management positions, and due to decreases of $0.1 million for both employee relocation costs and consulting expenses.

Business interruption insurance proceeds of $1.2 million were recorded in the nine months ended October 1, 2006.  These business interruption insurance proceeds were recorded as a credit to operating expenses and were attributable to the September 2004 and January 2005 floods in the amounts of $0.4 million and $0.8 million, respectively.  During the nine months ended October 2, 2005, $1.9 million of business interruption insurance proceeds were recorded as a credit to operating expenses representing recoveries of $1.3 million and $0.6 million for the September 2004 and January 2005 floods, respectively.

Depreciation and amortization expenses were $8.5 million for the nine months ended October 1, 2006, and were unchanged from the comparable period in the prior year.

Interest expense was $10.3 million for the nine months ended October 1, 2006, a decrease of $0.4 million, or 4.2%, from $10.7 million for the comparable period in the prior year.  The decrease in interest expense is due primarily to decreased borrowings under our revolving credit facility for the nine months ended October 1, 2006 compared to the same period in the prior year.

Net casualty loss recoveries of $2.8 million were recorded for the nine months ended October 1, 2006 which are comprised of insurance reimbursements totaling $1.8 million and $1.0 million for the September 2004 and January 2005 floods, respectively.  Net casualty loss recoveries of $1.8 million were recorded for the nine months ended 2005 comprised of insurance reimbursements of $3.8 million and $1.6 million for the September 2004 flood and January 2005 flood, respectively, offset by flood related expenses of $0.8 million and $2.8 million for the September 2004 and January 2005 floods, respectively.

Income tax expense for the nine months ended October 1, 2006 was $9.0 million, an increase of $1.2 million, or 15.6%, from $7.8 million for the comparable period in the prior year.  The increase was directly attributable to the $3.5 million increase in income before income taxes compared to the same period in the prior year.  The tax expense for both periods was based on an effective tax rate of 35.0%.

Liquidity and Capital Resources

As of October 1, 2006, we had cash and cash equivalents of $20.8 million.  Our principal source of liquidity during the nine months ended October 1, 2006 and the nine months ended October 2, 2005 consisted of cash provided from operating activities.  The cash provided from operating activities for the nine months ended October 1, 2006 was $20.4 million, a $1.3 million decrease from $21.7 million for the comparable period in the prior year.  The $1.3 million decrease in cash provided from operating activities was primarily attributable to a $4.1 million decrease in cash flow due to changes in balance sheet accounts offset by a $2.3 million increase in net income and a $0.5 million increase in non cash adjustments.  The decrease in cash flow from changes in balance sheet accounts includes a $4.3 million decrease in cash flow from the change in accounts payable to affiliate due mostly to timing variances associated with tax payments.

Net cash used in investing activities for the nine months ended October 1, 2006 was $2.9 million, a decrease of $1.8 million, from $4.7 million for the comparable period in the prior year.  The decrease was primarily due to higher capital expenditures in the comparable period in the prior year mostly attributable to $2.5 million in expenditures related to converting the slot machines to ticket-in, ticket-out functionality and $0.9 million in expenditures related to remodeling the Island Buffet restaurant.

Net cash used in financing activities for the nine months ended October 1, 2006 was $8.6 million, a decrease of $7.6 million, from $16.2 million in the comparable period in the prior year.  The $7.6 million decrease in cash used in financing activities is due to a $7.3 million decrease in repayments made under our revolving credit facility and a $0.4 million decrease in cash provided from cash overdrafts.  As of October 1, 2006, our revolving credit facility had no outstanding balance and our total commitment balance was $25.0 million.  The revolving credit facility matures in January 2007.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk as it relates to the interest cost associated with the amount drawn on our revolving credit facility. Such amounts represent LIBOR advances or base rate advances. LIBOR advances carry an interest rate equal to LIBOR plus a variable margin which cannot exceed 3.00%. Base rate advances carry an interest rate equal to the prime rate of interest plus a margin which cannot exceed 2.00%. As of October 1, 2006, we had no outstanding balance on the revolving credit facility and our total commitment balance was $25.0 million.  The revolving credit facility matures in January 2007.

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

Changes in Internal Control over Financial Reporting

There have not been any changes to the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Recent Developments Pertaining to Labor Union Collective Bargaining Agreements

Our labor agreement with the Hotel Employees and Restaurant Employees Union Local 57 representing our security department employees expired on April 30, 2006.  Our labor agreement with the Hotel Employees and Restaurant Employees Union Local 57 representing our food and beverage employees expired on June 22, 2006.  Both contracts were ratified on November 7, 2006.  The term of the Hotel Employees and Restaurant Employees Union Local 57 collective bargaining agreement representing our security department employees is four years commencing from the respective expiration date and the term of the Hotel Employees and Restaurant Employees Union Local 57 collective bargaining agreement representing our food and beverage employees is three years commencing from the respective expiration date.  Both of these agreements are substantially similar to the preceding contracts.

Potential Impact of Labor Union Pension Fund Deficit

On October 17, 2006, the trustees of the UFCW local 23 Employers Pension Fund advised the eight largest participating employers within the defined benefit pension fund that there was a significant deficiency in the funding status.  The trustees of the fund have recommended that all employers within the fund increase their contributions in order to eliminate this shortfall.  We are currently evaluating the recommendation to increase contributions as well as other alternatives to resolve the deficiency, but the full extent of our liability and the financial impact, if any, on the Company have not yet been determined.  We plan to resolve the matter shortly.

Recent Developments Pertaining to Gaming in Pennsylvania

The Pennsylvania Gaming Control Board approved five Category 1 slot machine gaming operator licenses on September 27, 2006.  Washington Trotting Association, Inc. (the “Meadows”) was issued one of these five licenses.  In conjunction with this development, the Standard and Poor’s Ratings Service lowered its’ debt rating on our $125.0 million of unsecured senior notes issued in December 2001 to “B” from “B+” and expressed a negative outlook for the company.  This development reflects their assessment of the potential impact that new competition in Pennsylvania, particularly the Meadows, will have on the Company’s operating performance.  We expect the introduction of slot machine gaming in the western Pennsylvania market to have a material adverse impact on our business, financial condition and results of operations.

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

WHEELING ISLAND GAMING, INC.
(Registrant)

Date: November 13, 2006	By:	/s/ Phillip B. Simons
Phillip B. Simons
Vice President of Finance
(principal financial officer and chief accounting officer)