Form 10-Q/A
period 2006-10-01
WHEELING ISLAND GAMING INC
filed 2006-11-15
CIK 1166041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 1, 2006

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-81778

WHEELING ISLAND GAMING, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	16-1333214
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer: ☐	Accelerated filer:☐	Non-accelerated filer: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐                                   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Not applicable.

EXPLANATORY NOTE

This Form 10-Q/A of Wheeling Island Gaming, Inc. constitutes Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006 (the “Original Filing”), which was initially filed with the Securities and Exchange Commission (“SEC”) on November 13, 2006.

The purpose of this filing is to correct a typographical error by the printers in an amount on the Company’s Statement of Cash Flows in the Company’s Original Filing.  The typographical error resulted in the amount for line item “Accounts payable — affiliate” for the nine months ended October 2, 2005, to incorrectly read “4501.”  The correct amount for this line item is “450.”  This error did not affect any other portion of the Original Filing (including any subtotals or end of period balance), and no other portions of the Original Filing have been revised.

The Certifications of the Chief Executive Officer, the President, and the Vice President of Finance, which were previously filed as Exhibits 31.1, 31.2 and 31.3, respectively, with the Original Offering are being re-filed herewith pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended.

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

WHEELING ISLAND GAMING, INC.

Consolidated Statements of Cash Flows
($000’s omitted)
Unaudited

	Nine Months Ended
	October 1, 2006	October 2, 2005

Cash flows relating to operating activities:
Net income	$16,716	$14,456
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	8,499	8,485
Deferred income tax	143	(382)
Other	747	750
Change in assets and liabilities:
Receivables	(4,554)	(4,121)
Prepaid expenses and other assets	(267)	108
Accounts payable—trade	(364)	(89)
Accounts payable—affiliate	(3,811)	450
Accrued expenses	2,160	726
Income taxes payable	1,112	1,351

Net cash provided by operating activities	20,381	21,734

Cash flows relating to investing activities:
Payments for capital expenditures	(2,934)	(4,714)
Net cash used in investing activities	(2,934)	(4,714)

Cash flows relating to financing activities:
Change in cash overdrafts	432	53
Repayment of long-term borrowings	(9,000)	(16,250)
Net cash used in financing activities	(8,568)	(16,197)

Net increase in cash	8,879	823

Cash balances:
Beginning of period	11,957	10,509
End of period	$20,836	$11,332

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELING ISLAND GAMING, INC.
(Registrant)

Date: November 15, 2006	By:	/s/ Phillip B. Simons
Phillip B. Simons
Vice President of Finance
(principal financial officer and chief accounting officer)

ITEM 6.  Exhibits

Exhibit No.	Description
Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002