Form 10-K
period 2006-12-31
WHEELING ISLAND GAMING INC
filed 2007-03-21
CIK 1166041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-81778

WHEELING ISLAND GAMING, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	1 South Stone Street Wheeling, West Virginia (Address of principal executive offices)

16-1333214	26003
(I.R.S. Employer Identification No.)	(Zip Code)

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
Operations
Marketing
Market
Competition
Intellectual Property Rights
Suppliers
Employees
Available Information
Security & Controls
Regulation and Licensing

ITEM 1A.	RISK FACTORS

ITEM 1B.	UNRESOLVED STAFF COMMENTS

ITEM 2.	PROPERTIES

ITEM 3.	LEGAL PROCEEDINGS

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6.	SELECTED FINANCIAL DATA

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Critical Accounting Policies
Results of Operations
2006 Compared to 2005
2005 Compared to 2004
Liquidity and Capital Resources
Contractual Obligations and Commitments

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 1.  BUSINESS

We own and operate Wheeling Island Racetrack & Gaming Center (or Wheeling Island), a premier gaming and entertainment complex located in Wheeling, West Virginia.  Wheeling Island features 2,330 slot machines, a hotel, showroom, greyhound racetrack, pari-mutuel wagering on live greyhound racing and simulcast greyhound, thoroughbred and harness racing and various dining venues.  We are a wholly owned subsidiary of Delaware North Companies Gaming & Entertainment, Inc. (or Delaware North G&E).  Delaware North G&E is a wholly owned subsidiary of Delaware North Companies, Incorporated, or Delaware North.

We do not have operations other than Wheeling Island and are entirely dependent upon this gaming site for our revenues.  Accordingly, we may be subject to greater risks than a geographically diversified gaming operation.

Operations

Wheeling Island is a 270,000-square foot facility that, as of December 31, 2006, featured:

•                  64,272-square feet of gaming area with 2,330 slot machines;

•                  151-room hotel;

•                  550-seat multi-purpose showroom;

•                  4,100 square feet of conference space;

•                  a one-quarter mile greyhound racetrack with a 2,400-seat grandstand and mezzanine area;

•                  a full-service 600-seat clubhouse restaurant, a 300-seat buffet-style restaurant, a 128- seat casual restaurant, a 70-seat fine dining restaurant, a 140-seat food court, two concession stands, three lounges and three bars;

•                  180 covered parking spaces; and

•                  2,295 uncovered parking spaces.

Gaming Operations

We currently operate 2,330 gaming devices in three main gaming areas.  These three gaming areas are the Island Expansion Room with 1,148 machines, the Island Room with 618 slot machines, and the Fairgrounds Room with 564 slot machines.  The Island Room and Island Expansion Room are located on the primary upper level while the Fairgrounds Room is located on the lower level.  Wheeling Island leases 82 slot machines and owns the remaining 2,248 slot machines.  Our slot machines include mechanical spinning reel slot machines and video lottery terminals with either coin-out or ticket in ticket out (TITO) functionality.  There are 472 slot machines with coin-out payment functionality and 1,858 slot machines with TITO functionality as of December 31, 2006.  We offer one local progressive slot machine game, which links multiple machines playing for a single jackpot.  In addition, we offer a multi-state progressive slot machine game (“Cashola”).  Cashola links multiple slot machines at eligible properties in West Virginia, Delaware and Rhode Island.  There are currently 15 multi-state progressive slot machines at Wheeling Island.  The West Virginia Lottery Commission, or the Lottery Commission, uses a central computerized system, or the

“Central System”, for tracking all video gaming activity in West Virginia.  The Lottery Commission is in the process of replacing the current SAMS 7.1-2 (International Gaming Technology, Inc.) central system with the AEGIS (Scientific Games, Inc.) central system.  As of this filing, Wheeling Island has converted approximately two-thirds of its slot machines to the AEGIS central system and we anticipate converting the remaining one-third of the slot machines later in 2007.  We do not believe that the conversion to the AEGIS central system will have a material adverse impact on our business, financial condition or results of operation.

Pari-Mutuel Operations

We offer pari-mutuel wagering on live greyhound racing events and greyhound, thoroughbred and harness racing events simulcast from other racetracks across the country.  We normally conduct seven or eight live greyhound racing events each week depending on the time of year and offer wagering on simulcast racing events every day.  A live greyhound racing event consists of 17 to 20 greyhound races.  We typically simulcast between four and 21 racing programs per day.

Food and Beverage Operations

Food and beverage operations at our facility are comprised of a full-service 600-seat clubhouse restaurant in the upper level of the grandstand, a 300-seat buffet-style restaurant located in the Island Room, a 128-seat casual restaurant, a 70-seat fine dining restaurant, a 140-seat food court, two concession stands, three lounges and three bars.  The buffet style restaurant was expanded to 300 seats and refurbished during 2005.

Lodging and Entertainment Operations

Lodging operations are comprised of a 151-room hotel, which includes nine suite style rooms.

Entertainment operations consist of a 550-seat multi-purpose showroom and various conference facilities. The multi-purpose showroom is used as an entertainment venue and for large special events.  During 2006, the showroom hosted 205 events.  The conference facilities are used to host a variety of large meeting functions and other catered events.

Marketing

We target markets within a 150-mile radius around Wheeling, West Virginia, including the local regional area and the major cities of Cleveland, Akron, Canton, Youngstown and Columbus, Ohio and Washington and Pittsburgh, Pennsylvania.  Advertising initiatives have been focused on generating awareness and inducing product trials for new customers and the existing player database.

Our primary promotional tool used to develop customer loyalty is the Preferred Players Club, which was introduced in July 2000.  Preferred Players Club members earn points relative to their slot machine level of play.  Points earned by club members can be redeemed for cash, food and beverage, lodging, entertainment and retail offers.  Members may also receive complimentary coupons and promotional offers and discounts as part of a monthly mailer.  We administer the Preferred Player Club through the use of a player tracking system. Total club membership in the Preferred Player Club as of December 31, 2006 exceeded 509,000 members.

In 2006, changes were made to improve the value of the direct mail and player rewards programs. The promotional calendar was upgraded and the frequency of vehicle and cash giveaways was increased, along with monthly and daily promotional offerings.   Player loyalty programs were formalized and a mid level

ambassador program was also introduced.  Additionally, a program for incentives was initiated for bus passengers and operators.

For the fiscal year ended December 31, 2006, we spent a total of $7.0 million on marketing and advertising programs.  Of this amount, $1.0 million was spent on media advertising and $6.0 million was spent on promotional programs, including all reward expenditures related to the Preferred Player Club.  For fiscal year 2006, the allocation of our expenditures for media advertising was 30.7% on direct mail, 41.4% on newspapers and other print media, 0.7% on television and radio and 27.2% on billboard advertising.

Our goal is to attract customers by promoting our facility as a complete entertainment complex offering a unique combination of quality racing, slot machine gaming, dining, special events and other entertainment options.

Market

Our primary market consists of the 150-mile radius area around Wheeling, West Virginia, including the major cities of Cleveland, Akron, Canton, Youngstown and Columbus, Ohio and Washington and Pittsburgh, Pennsylvania.  Patrons from these highly populated areas enjoy convenient access to Wheeling Island via Interstate Route 70, a major four-lane highway adjacent to our property.  According to the Lottery Commission, annual gaming revenues (representing gross terminal income) generated in West Virginia were $942.3 million for the state’s fiscal year ended June 30, 2006, a 5.3% increase over the prior year period.  According to Lottery Commission data, during the most recent six-month period ended December 31, 2006, gaming revenues were $486.2 million, representing an increase of 6.3% over the same period in the prior year.

Our market share of gaming revenue (representing gross terminal income) during the state’s fiscal year ended June 30, 2006 was 20.8%.  Our market share of gaming revenue during the period from July 1, 2006 to December 30, 2006 was 20.9%.  As of December 31, 2006, we had 20.4% of the total number of slot machines operating in West Virginia.  The current market for our facility consists primarily of day-trip customers from the surrounding area and gaming patrons from the major cities of Akron, Columbus, Canton, Cleveland and Youngstown, Ohio and Pittsburgh, Pennsylvania, which utilize our 151-room hotel for extended stays typically lasting from one to two nights.  The average length of stay in our hotel during 2006 was 1.3 days.  We believe that the location of our facility and our strong customer service has enabled us to grow our share of gaming revenues within our primary market.  In the future, however, we believe that our market share of gaming revenues within our primary market will be adversely affected by the introduction of slot machine gaming in western Pennsylvania.

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

We believe that the primary competitive factors in our industry are location, number of slot machines, types and prices of amenities, name recognition, customer service, overall atmosphere and availability and convenience of parking.  We face significant competition for wagering dollars from various different competitors in West Virginia, as well as in the adjacent states of Pennsylvania and Ohio.  Currently, our principal direct competitor is Mountaineer Park, located approximately 50 miles to the north in Chester, West Virginia.  Mountaineer Park offers slot machine gaming and pari-mutuel wagering on live thoroughbred racing and simulcast thoroughbred, harness and greyhound events.  This gaming facility competes directly with us in attracting the western Pennsylvania market, including Pittsburgh, as well as the northern panhandle market of West Virginia and the feeder markets in northeastern Ohio.  Mountaineer Park currently offers more gaming machines and more entertainment amenities than we do, including an 18-hole golf course, a 5,000-seat concert venue and a health spa. We believe that we have a  distinct advantage in that our facilities are located in the City of Wheeling, one of the major population centers of the northern panhandle market of West Virginia, while Mountaineer Park is located in the less populated Town of Chester.  Wheeling Island’s property is adjacent to Interstate Route 70, a major four-lane highway that provides customers with easy access to our facility, while Mountaineer Park is located on a two-lane state road.  Other than Mountaineer Park, there are currently no facilities offering competitive pari-mutuel live racing and slot machine gaming within a 150-mile radius of our facility.  In addition to our facility and Mountaineer Park, there are two facilities located in West Virginia that offer slot machine gaming.  However, these facilities in Charleston and Charles Town, West Virginia are located more than 150 miles away from our facility.  As a result, we believe that we do not compete to any significant extent with these facilities for customers.

On January 1, 2002, legislation became effective which authorized up to 9,000 slot machines in adults-only facilities throughout West Virginia.  The legislation allows slot machines in establishments licensed by the state to sell beer or other alcoholic beverages for consumption on the premises. In addition, slot machines are allowed in certain fraternal or veterans’ organizations that have been approved to operate these slot machines.  No more than five slot machines are allowed in approved establishments licensed to sell alcoholic beverages and no more than ten slot machines are allowed at approved fraternal or veterans organizations.  As of December 31, 2006, 8,211 of these slot machines are licensed and operating in West Virginia.  While we believe the existence of such slot machines has reduced the growth rate of our gaming revenues, we do not believe such machines have had a material impact on our business, financial condition or results of operations.

On July 5, 2004, legislation was enacted in Pennsylvania permitting the introduction of slot machine gaming in that state and establishing the Pennsylvania Gaming Control Board and giving it authority to approve license applications.  On December 20, 2006, the Pennsylvania Gaming Control Board approved 11 applications for permanent slot-machine gaming operator licenses.  Two of these licenses were awarded to planned slot operations within our primary market, which includes Pittsburgh.  These licenses were awarded to the Washington Trotting Association, Inc. (“The Meadows”) and PITG Gaming, LLC. (“The Majestic Star”).

The Meadows is currently a harness racetrack offering pari-mutuel wagering located approximately 35 miles to the east of Wheeling in Washington, Pennsylvania.  The Meadows is constructing a temporary gaming facility which we anticipate will open during the spring of 2007.  The temporary facility is expected to open with approximately 1,800 slot machines.  We expect The Meadows will have approximately 3,000 slot machines once their permanent facility opens.  We anticipate that the Meadow’s permanent facility will open late in 2008.  The Majestic Star will be a stand alone facility and is expected to open in 2008 with up to 5,000 slot machines.  The Majestic Star operation is planned to be located on the North Shore of the Allegheny River in the downtown Pittsburgh area.  We expect the introduction of these two facilities to have a material adverse impact on our business, financial condition and results of operation.

To a lesser extent, we also compete with Thistledown, located approximately 143 miles to the northwest in Cleveland, Ohio, Northfield Park, located approximately 150 miles to the north in Northfield, Ohio and Beulah Park and Scioto Downs, located approximately 135 miles to the west in Columbus, Ohio.  These facilities offer pari-mutuel wagering but do not currently offer slot machine gaming.

Ohio currently does not permit any form of casino gaming, including slot machines gaming.  However, if any form of casino gaming, including slot machine gaming, were to be approved in Ohio, we believe such a development would have a material impact on our business, financial condition or results of operations.

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

Employees

As of December 31, 2006, we employed approximately 852 persons, 665 of whom were full-time employees and 187 of whom were part-time employees.  The United Food and Commercial Workers Union, Local 23, represents approximately 259 employees in our pari-mutuel, maintenance, cleaning, racing and slot machine gaming operations departments.  The collective bargaining agreement with these employees will expire on February 22, 2009.  The Hotel Employees and Restaurant Employees Union, Local 57 represents approximately 245 employees in our food and beverage department, 36 employees in our security department, and 31 lodging department employees under three separate collective bargaining agreements.  The collective bargaining agreement for the lodging employees will expire on June 30, 2009, the collective bargaining agreements for the food and beverage employees will expire on June 22, 2009 and the collective bargaining agreement for the security employees will expire on April 23, 2010.  The International Alliance of Theatrical and Stage Employees Union represent 20 part-time stagehand employees in our entertainment department.  The  collective bargaining agreement with these employees will expire on June 22, 2007.  We believe that we generally have satisfactory relations with our employees and with all three unions.

Available Information

Our current reports on Form 8-K, quarterly reports on Form 10-Q, and annual reports on Form 10-K are electronically filed with or furnished to the Securities and Exchange Commission, or SEC, and all such reports and amendments to such reports filed have been and will be made available, free of charge, on the SEC’s website, www.sec.gov, as soon as reasonably practicable after such filing.  We also make available free of charge through our Internet website, www.wheelingisland.com, a direct link to those reports on the SEC’s website.  The contents of our website are not incorporated by reference into this annual report.  The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NW Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Our principal executive offices are located at 1 South Stone Street, Wheeling, West Virginia, and our

telephone number is (304) 232-5050.  Unless the context specifically requires otherwise, the terms, the “Company,” “Wheeling Island,” “we,” “us” and “our” mean Wheeling Island Gaming, Inc., a Delaware corporation, and its subsidiaries on a consolidated basis.

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

West Virginia Racing Regulations

Our greyhound racing operations are subject to extensive regulation by the West Virginia Racing Commission, or the Racing Commission.  The powers and responsibilities of the Racing Commission include, among other things:  (i) granting permission annually to maintain racing licenses and schedule race meets; (ii) approving simulcasting activities; (iii) licensing all of our officers, directors, racing officials and certain other employees; and (iv) approving all of our contracts that affect our racing and pari-mutuel wagering operations.  Such powers and responsibilities extend to the approval and/or oversight of all aspects of racing and pari-mutuel wagering operations.  In order to conduct simulcast racing, we are required under West Virginia law to hold a minimum of 220 live race days each year.  During 2006, we conducted a total of 268 live race days.  In addition, certain activities, such as simulcasting races, require the consent of the representatives of a majority of the greyhound owners and trainers at our facility.

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

West Virginia Lottery Regulations

The operation of video lottery games in West Virginia is subject to the Lottery Act.  Licensing and regulatory control are provided by the Lottery Commission.  The Lottery Act provides that only licensed greyhound or horse racing facilities that were licensed prior to January 1, 1994 and conduct a minimum number of days of live racing may offer video lottery gaming.  We are one of only four facilities that qualify under this legislation.  Accordingly, we must comply fully with regulations of the Racing Commission to qualify for our license under the Lottery Act and maintain our video lottery gaming operations.

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

By Lottery Commission directive, all of our slot machines must be connected to the Central System.  The Central System tracks all video lottery gaming activity within West Virginia.  The Lottery Commission has broad powers to approve and monitor all operations of the gaming machines, the specification of the machines and the interface between the terminals and the West Virginia Lottery’s Central System.  The Lottery Commission also acts upon our requests for increases in the number of gaming machines.  The Lottery Commission’s denial of a request to increase the number of machines at our facility could limit our growth and thus adversely affect our business, financial condition and results of operations.  In addition, the Lottery Commission licenses all persons who control or are key personnel of our gaming operations to ensure their integrity and absence of any criminal involvement.

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

Under the Lottery Act, racetracks that conduct video lottery gaming, as well as persons who service and repair gaming machines, gaming floor attendants and validation managers (persons who perform video lottery ticket redemption services), are required to be licensed by the Lottery Commission.  The licensing application procedures are extensive and include inquiries into, and an evaluation of, the character, background (including criminal record, reputation and associations), business ability and experience of an applicant and the adequacy and source of the applicant’s financing arrangements.  In addition, a racetrack applicant must hold a valid racing license and post a bond or irrevocable letter of credit in such amount as the Lottery Commission shall determine.  No license will be granted until the Lottery Commission determines that each person who has “control” of an applicant meets all of the applicable licensing qualifications.  Persons deemed to have control of a corporate applicant include (i) any holding or parent company or subsidiary of the applicant who has the ability to elect a majority of the applicant’s board of directors or to otherwise control the activities of the applicant and (ii) key personnel of an applicant, including any executive officer, employee or agent who has the power to exercise significant influence over decisions concerning any part of the applicant’s business operations.

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

The Lottery Commission’s Central System tracks all video lottery gaming activity within West Virginia.  If the operation of the Central System is disrupted for any reason, we believe that the Lottery Commission would suspend all gaming operations within the state until normal operation of the system was restored.  Moreover, if any facet of the Central System operating at our facility is disrupted for any reason, the state may suspend gaming operations at our facility which may result in a material disruption of our gaming operations and have a material adverse effect on our business, financial condition and results of operations.

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

Governmental laws and regulations could have a negative effect on our business

Our operations are subject to extensive governmental laws and regulations and could be subjected at any time to additional or more restrictive laws and regulations.  We are subject to the provisions of the West Virginia Racing Act, which governs the conduct of greyhound racing in West Virginia, and the Lottery Act, which governs the operation of slot machines in West Virginia.

Our ability to remain in business depends upon our continued ability to operate in compliance with all applicable gaming and racing laws and regulations, including the acquisition and maintenance of several licenses and permits.  Our material licenses are subject to annual or other periodic renewal and governmental authorities may refuse to grant us the licenses necessary to continue to operate our existing facility.  In addition, we may be investigated by the Racing Commission or the Lottery Commission at any time.  Should either commission consider us to be in violation of any applicable laws or regulations, each commission has the plenary authority to suspend or rescind our licenses.  In addition, from time to time, our operations may not have been in compliance with all applicable laws and regulations, although we do not believe such non-compliance is material.  No assurance can be given that these or any other future violations will not result in an investigation or suspension or termination of one or more of our licenses.  In addition, we can give no assurance that regulatory authorities will renew our required licenses or permits in the future or that they will approve any required filings to conduct business in our jurisdiction.  The failure to obtain or maintain in effect required regulatory approvals, permits or licenses would have a material adverse effect upon our business, financial condition and results of operations.

The Lottery Commission also licenses all persons who control or are key personnel of our gaming operations to ensure their integrity and absence of any criminal involvement.  We can give no assurance that the Lottery Commission will renew these required licenses.  The failure to renew such licenses could have a material adverse effect upon our business, financial conditions and results of operations.

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

The conduct of gaming by a racing facility is subject to the approval of the voters of the county in which the facility is located.  If such approval is obtained, the facilities may continue to conduct video lottery activities unless the matter is resubmitted to the voters pursuant to a petition signed by at least 5% of the registered voters, who must wait at least five years from such approval to bring such a petition.  If approval is denied, another vote on the issue may not be held for two years.  Gaming was approved in Ohio County at Wheeling Island in May 1994.  If such approval were ever revoked, it would have a material adverse effect on our business, financial condition and results of operations.

In the past, the West Virginia legislature has increased the state’s share of gross terminal income.  There is a possibility of increased gaming taxes on the State’s racetracks in future years.  Any substantial unfavorable change in the future in the enabling laws or tax rates on gaming revenues could make our business substantially less profitable or illegal, which would have a material adverse effect on our business, financial condition and results of operations.

We feel that our interpretation of state tax laws pertaining to income, sales and use taxes is correct.  However, there is the possibility that the state may determine that our tax calculations are incorrect or deficient.  As a result, there is the possibility of the imposition of additional state income, sales and use taxes and related penalties and interest.  Any substantial change in the state tax laws or determination by the state that our tax calculations are incorrect or deficient could result in a material adverse effect on our business, financial conditions and results of operations.

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

Our facilities are currently subject to various local regulations, which prohibit smoking in certain areas of our facilities.  A significant percentage of our gaming patrons smoke and therefore the enactment of any regulation which increases the areas of our facility where smoking is prohibited could materially impact our business, financial condition and results of operations.

We can recoup from the state a portion of our total qualified capital investments during the state fiscal year.  Our policy is to invest in qualified capital projects each year in order to recoup the maximum amount available. Our accounting policy in regard to these investments and related recoupment is to estimate the amount of the capital investment credit and recognize this amount as revenue evenly throughout the state fiscal year.  If our capital investments do not meet the state’s qualification criteria or if there is a change in the applicable rules and regulations, the resulting impact could materially impact our business, financial condition and results of operations.

If existing gaming regulations are liberalized enabling new competitors to enter our market, our business could be materially adversely affected

On July 5, 2004 legislation was enacted in Pennsylvania permitting the introduction of slot machine gaming in that state.  On December 20, 2006, the Pennsylvania Gaming Control Board approved 11 applications for permanent slot-machine gaming operator licenses.  Two of these licenses were awarded to planned slot operations within our primary market.  These licenses were awarded to the Washington Trotting Association, Inc. (“The Meadows”) and PITG Gaming, LLC. (“The Majestic Star”).  Our primary market consists of the 150-mile radius around Wheeling and includes the western Pennsylvania market area that includes Pittsburgh.  Slot machine operations that are awarded licenses in western Pennsylvania will compete directly with us for customers in our market.  We expect the introduction of slot machine gaming in the western Pennsylvania market to have a material adverse impact on our business, financial condition and results of operation.

Ohio currently does not permit any form of casino gaming.  If gambling legislation similar to that which has been approved in West Virginia and Pennsylvania were approved in Ohio, there would be seven racetracks in Ohio that could potentially compete with us for gaming customers in the Ohio market.  In addition, to the extent that West Virginia or other nearby states allow expanded casino gaming, the new gaming facilities may offer more gaming machines than we do, or gaming machines that are not offered by us, as well as other forms of gaming not currently available in West Virginia.  The introduction of these forms of additional competition could have a material adverse impact on our business, financial condition and results of operation.

Recent developments pertaining to gaming in Pennsylvania have had a negative impact on our debt rating.

The Pennsylvania Gaming Control Board approved five Category 1 slot machine gaming operator licenses on September 27, 2006.  Washington Trotting Association, Inc. (The Meadows) was issued one of these five licenses.  In conjunction with this development, the Standard and Poor’s Ratings Service lowered its debt rating on our $125.0 million of unsecured senior notes issued in December 2001 to “B” from “B+” and expressed a negative outlook for the Company.  This development reflects their assessment of the potential impact that new competition in Pennsylvania, particularly The Meadows, will have on the Company’s operating performance.  We expect the introduction of slot machine gaming in the western Pennsylvania market to have a material adverse impact on our business, financial condition and results of operations.

If we are unable to compete successfully with our existing competitors, our business could be materially adversely affected.

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

To a lesser extent, we compete with Thistledown, located approximately 143 miles to the northwest in Cleveland, Ohio; Northfield Park, located approximately 150 miles to the north in Northfield, Ohio; The Meadows, located approximately 35 miles to the east in Washington, Pennsylvania; and Beulah Park; and Scioto Downs, located approximately 135 miles to the west in Columbus, Ohio. These facilities offer pari-mutuel wagering but do not currently offer slot machine gaming. As discussed above, if such facilities were to receive legislative approval to offer slot machine gaming, they would directly compete with us for customers in our primary market. We also compete with statewide lotteries in West Virginia, Pennsylvania and Ohio and live and simulcast pari-mutuel wagering in Pennsylvania and Ohio. In addition, we generally compete with other entertainment options available to consumers.

The competition from gaming machines in adults-only facilities in West Virginia could have an adverse impact on our business

On January 1, 2002, legislation became effective which authorized up to 9,000 slot machines in adults-only facilities throughout West Virginia.  The legislation allows slot machines in establishments licensed by the state to sell beer or other alcoholic beverages for consumption on the premises.  In addition, slot machines are allowed in certain fraternal or veterans’ organizations.  No more than five slot machines are allowed in approved establishments licensed to sell alcoholic beverages and no more than ten slot machines are allowed in fraternal or veterans’ organization that have been approved to operate these slot machines.  As of December 31, 2006, 8,211 of these slot machines are licensed and operating in West Virginia.  The state of West Virginia could liberalize gaming laws relating to these additional slot machines, increase the number of slot machines authorized or significantly improve the competitive position of the establishments authorized to operate these slot machines.  The occurrence of some or all of these events could have a material adverse impact on our business, financial condition and results of operations.

Our business may be adversely affected by recession or economic downturn; the seasonal nature of our business could also adversely affect our cash flow

Our primary business involves leisure and entertainment.  During periods of recession or economic downturn, consumers may reduce or eliminate spending on leisure and entertainment activities.  In the event that our primary demographic market or the United States in general suffers adverse economic conditions, our revenues may be materially adversely affected.  In addition, our operations are typically seasonal in nature.  Winter conditions may adversely affect transportation routes to our gaming site, as well as cause cancellations of live greyhound racing.  As a result, unfavorable seasonal conditions could have a material adverse effect on our operations.

Our gaming operations are dependent on our linkage to the West Virginia Lottery Commission’s Central System

By West Virginia Lottery Commission directive, all of our slot machines are required to be connected to their central computerized tracking system, the Central System.  The state is in the process of upgrading the Central System.  The Central System upgrade entails the SAMS 7.1-2 (International Gaming Technology, Inc.) central system being replaced with the AEGIS (Scientific Games, Inc.) central system.  As of this filing, Wheeling Island has converted approximately two-thirds of its slot machines to the AEGIS central system and we anticipate converting the remaining one-third of the slot machines later in 2007.  If the operation of the Central System or the conversion to the AEGIS central system causes a disruption of video lottery gaming for any reason, we believe that the Lottery Commission would suspend all gaming operations within the state until normal operation of the system was restored.  Any such suspension could cause a material disruption of our gaming operations and have a material adverse impact on our business, financial condition and results of operations.

Our pari-mutuel wagering business is not a viable business by itself and requires subsidizing operating profits from other parts of our business

Our pari-mutuel wagering business can’t sustain itself without offsetting operating profits from profitable parts of our business.  We are attempting to increase pari-mutuel profits by increasing marketing efforts, cutting costs and enhancing the quality of our greyhound racing activities.  Nonetheless, there can be no guarantees that this strategy will prove successful and sustainable.  We are required to continue our pari-mutuel wagering business in order to maintain our gaming license.

We are controlled by a single stockholder

Delaware North G&E is our sole stockholder, and thus exercises control over all matters that require approval by our stockholders, including the election of directors and the approval of significant transactions.  There can be no assurance that the interests of Delaware North G&E will not conflict with the interests of the holders of the senior unsecured notes.

We may be subject to material environmental liability as a result of unknown environmental hazards

We may incur costs to comply with environmental requirements, such as those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the clean up of properties affected by hazardous substances.  Under these and other environmental requirements, as an owner of real estate we may be required to investigate and clean up hazardous or toxic substances or chemical releases that may be found on our property.  We could also be held liable to a governmental entity or to third parties for property damage, personal injury and for investigation and clean up costs in connection with any contamination on our property.  These laws typically impose clean up responsibility and liability without regard to whether the owner knew of or caused the presence of the contaminants or whether or not the contamination occurred prior to the owner’s possession of the property.  The investigation, remediation or removal of harmful substances can be very costly.  In addition, if contamination is found to exist on our property, we could be subject to common law claims by third parties based on damages and costs resulting from that environmental contamination.  We cannot assure that substantial clean up or remediation costs will not be incurred in the future.

Outcome of legal proceedings

Periodically we are defendants in various legal proceedings that arise in the normal course of our business.  In general, legal proceedings can be costly and time consuming and there can be no assurance as to the outcome of these matters.  We may not prevail in the defense of these proceedings and such matters could ultimately result in settlements or damages that could materially impact our business, financial condition and results of operations.

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

Potential impact of labor union pension fund deficit

On October 17, 2006, the trustees of the UFCW Local 23 Employers Pension Fund advised the eight largest participating employers within the defined benefit pension fund that there was a significant deficiency in the funding status.  The trustees of the fund have recommended that all employers within the fund increase their contributions in order to eliminate this shortfall.  We are currently evaluating our options and the extent of the financial impact, if any, on the Company. If we are required to fund this significant deficiency, it may adversely impact our profitability.

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

Covenant restrictions under our revolving credit facility and the Indenture may limit our ability to operate our business

Our secured revolving credit facility and the Indenture, dated as of December 19, 2001, by and among the Company, the Guarantors (as defined therein), and U.S. Bank, N.A., as trustee (Indenture), governing our senior unsecured notes contain, and other future agreements governing our debt may contain, among other things, covenants that may restrict our ability and the guarantors’ ability to finance future operations or capital needs or to engage in other business activities.

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

•                                                                  pay dividends or make distributions;

•                                                                  grant liens and negative pledges;

•                                                                  incur debt; and

•                                                                  make capital expenditures.

Servicing our debt will require a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented below as of and for the five years ended December 31, 2006 has been derived from our audited consolidated financial statements.  Our selected statement of operations data for 2006, 2005 and 2004, and our selected balance sheet data at December 31, 2006 and 2005 have been derived from audited consolidated financial statements included elsewhere in this Annual Report.  Our selected statement of operations data for 2003 and 2002, and our selected balance sheet data at December 31, 2004, 2003 and 2002 was derived from audited consolidated financial statements not included in this Annual Report.  The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and those consolidated financial statements and related notes thereto which are included elsewhere herein.

	Year Ended December 31,
	(dollars in thousands, except ratios)
	2006	2005	2004	2003	2002

Statement of Operations Data:
Operating revenue:
Gaming revenue (1)	$99,385	$96,368	$100,378	$88,634	$78,550
Pari-mutuel revenue	7,262	7,052	6,841	7,704	8,639
Food & beverage revenue	7,818	8,273	7,782	6,066	4,913
Lodging revenue	2,334	2,528	2,468	1,542	—
Other revenue	2,892	2,708	1,947	1,357	790

Total operating revenue	119,691	116,929	119,416	105,303	92,892

Operating expenses:
Purse expense	19,836	20,129	21,473	20,147	18,799
Gaming expense	6,060	7,095	7,440	7,025	4,397
Pari-mutuel expense	3,913	4,058	3,521	3,772	4,049
Food & beverage expense	9,481	9,453	8,444	6,857	5,617
Lodging expense	1,207	1,208	1,239	810	—
Other expense	550	819	739	339	—
Marketing and promotions	8,834	9,327	8,258	6,568	6,046
Facilities and maintenance	10,352	10,448	9,704	7,309	5,176
General and administrative (2)	7,210	6,789	6,404	5,117	3,909
Business interruption insurance proceeds (3)	(1,215)	(1,861)	—	—	—
Depreciation and amortization	11,257	11,347	11,693	9,630	7,483

Total operating expenses	77,485	78,812	78,915	67,574	55,476

Income from operations	42,206	38,117	40,501	37,729	37,416

Interest expense, net	(13,453)	(13,967)	(14,338)	(14,013)	(13,939)
Casualty recoveries (loss), net (4)	2,876	1,893	(4,308)	—	—
Other income (expense), net	(113)	(69)	(254)	1	(333)
Income before income tax	31,516	25,974	21,601	23,717	23,144
Income tax expense	11,105	9,060	7,593	8,325	8,303

Net income	$20,411	$16,914	$14,008	$15,392	$14,841

Operating Data:
Gross terminal income (5)	$202,913	$190,527	$193,706	$174,829	$149,138
Number of slot machines (6)	2,330	2,332	2,362	2,200	1,623
Slot machine win per unit per day (7)	$238.59	$228.55	$237.38	$253.60	$267.87
Hotel occupancy % (8)	98.5%	98.1%	90.9%	81.5%	—
Revenue per available room (9)	$42.34	$46.25	$45.28	$54.04	$—

Balance Sheet Data:
Cash and cash equivalents	$19,128	$11,957	$10,509	$9,517	$7,867
Total assets	214,062	215,110	220,086	230,516	185,740
Total long term debt	125,000	134,000	142,250	159,000	126,500
Shareholder’s equity	45,713	37,302	32,388	30,880	27,488

(1)                                  Gaming revenues represent gross revenues from slot machine gaming, or total amounts wagered, net of winning patron payouts (the “gross terminal income”) less a fee of 4% of gross terminal income paid to the Lottery Commission for administering slot machine gaming at the licensee’s race track (the “administration fee”) less taxes and withholdings.  Net terminal income (NTI) is gross terminal income less the administrative fee.  State taxes and withholding rates are lower on  NTI earned during the state fiscal year up to a predetermined threshold of $96.9 million (“base NTI”) and higher for NTI earned in excess (“excess NTI”).    Our accounting policy is to estimate NTI for the state fiscal year, calculate an estimated average tax and withholding rate based on this estimate, and use this rate to calculate taxes and withholdings.

State taxes and withholdings on base NTI are as follows:  (1) 30% of base NTI is paid to the state’s general revenue fund, (2) 9.5% of base NTI is paid to various state funds, including funds for tourism promotion, Ohio County, employee retirement and other programs and (3) 7% of base NTI is paid to the State’s workers’ compensation debt reduction fund up until the fund reaches a maximum amount of $11.0 million in any state fiscal year.

State taxes and withholdings on excess NTI are as follows:  (1) 10% of excess NTI is paid for a surcharge (excess NTI less the 10% surcharge equals “net excess NTI”), (2) 41% of net excess NTI is paid to the state’s general revenue fund and (3) 9% of net excess NTI is paid to various state funds, including funds for tourism promotion, Ohio County, employee retirement and other programs.

Of the total 10% surcharge referred to in the preceding paragraph, 42% is deposited into a capital reinvestment account for each racetrack. Additionally, included in the taxes and withholdings is 1% of base NTI and 1% of net excess NTI paid to the West Virginia Racing Commission.  Of this amount, nearly 50% is deposited into a capital reinvestment account for each racetrack.  The racetrack is entitled to recoup monies from each of the capital reinvestment accounts for certain types of capital improvements made at the racetrack on a dollar-for-dollar basis.  Our policy is to reinvest capital in order to recoup the maximum monies available.  During 2006, Wheeling Island recognized approximately $4.7 million from the capital reinvestment accounts as credits to gaming revenue.

(2)                                  Effective December 19, 2001, Wheeling Island entered into an administrative services agreement pursuant to which administrative fees are recorded and paid to Delaware North G&E.  Pursuant to this agreement, Delaware North G&E receives a fee that is equal to the greater of 1.5% of preceding year total operating revenues or $1.2 million per year.  Such fees are recorded as general and administrative expenses.

(3)                                  Business interruption insurance proceeds represent recoveries that relate to lost operating profits and were recorded as credits to operating expenses.  The proceeds recorded in 2006 are attributable to the September 2004 and January 2005 floods in the amounts of $0.4 million and $0.8 million, respectively.  The proceeds recorded in 2005 are attributable to the September 2004 and January 2005 floods in the amounts of $1.3 million and $0.6 million, respectively.

(4)                                  Casualty (loss) recoveries, net represent the repair costs incurred in the September 2004 and January 2005 floods and the related insurance reimbursements.  In 2006, we recorded a net casualty (loss) recovery of $2.9 million, which is comprised of insurance reimbursements totaling $1.9 million and $1.0 million for the September 2004 and January 2005 floods, respectively.

In 2005, we recorded a net casualty (loss) recovery of $1.9 million, which is comprised of insurance reimbursements totaling $3.6 million and $1.7 million for the September 2004 and January 2005 floods, respectively, offset by flood related expenses of $0.6 million and $2.8 million, for the September 2004 and January 2005 floods, respectively.

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

(8)                                  Hotel occupancy percentage represents total number of rooms sold or provided gratuitously to customers, divided by the total number of rooms available for sale.

(9)                                  Revenue per available room represents total lodging revenues for the year divided by the total number of rooms available for sale during the year.  Note that several rooms were placed out of service during the September 2004 and January 2005 floods.

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

Our gaming operation is comprised of 2,330 slot machines situated within 64,272 square feet of gaming area.  Our slot machines include mechanical spinning reel slot machines and video lottery terminals with either coin-out or ticket in ticket out functionality.  The gaming mix is comprised of 1,858 slot machines that dispense vouchers for patron winnings and 472 machines that dispense coins.  The gaming mix includes progressive games that link multiple machines playing for a larger combined jackpot.

Our pari-mutuel operations consist of pari-mutuel wagering on live greyhound races and on greyhound, thoroughbred and harness events that are simulcast from other racetracks.  Our racetrack currently conducts eight live greyhound races each week and offers a mix of simulcast wagering every day.

Our food and beverage operations include a full-service 600-seat clubhouse restaurant, a 300-seat buffet-style restaurant, a 128-seat casual restaurant, a 70-seat fine dining restaurant, a 140-seat food court, two concession stands, three lounges and three bars.

Our lodging operations are comprised of a 151-room hotel, which includes nine suite style rooms.

Our entertainment operations consist primarily of a 550-seat multi-purpose showroom and various conference facilities.

Gaming Floor Expansion

On December 13, 2006, we commenced work on an $7.5 million gaming floor expansion.  This will enable us to relocate most of the slot machines out of the lower, Fairgrounds area, which is in the flood plain, to the upper, Island Room Expansion area, which is above the flood plain.  It will add nearly 13,000 square feet to the facility and is expected to be complete in June 2007.

Casualty Loss

In September 2004 and January 2005, our gaming and racing facilities were damaged as a result of flooding of the Ohio River.  On each occasion we incurred substantial repair costs and were forced to suspend all operations for several days resulting in a loss of operating profits.  For the fiscal year ended December 31, 2006, we recorded a net casualty (loss) recovery of $2.9 million, which is comprised of insurance reimbursements of $1.8 million and $1.1 million for the September 2004 and January 2005 floods, respectively.  Also, during 2006, we recorded business interruption insurance proceeds as credits to operating expenses totaling $1.2 million representing $0.4 million and $0.8 million for the September 2004 and January 2005 floods, respectively.

Critical Accounting Policies

Our significant accounting policies are described in the notes to the Consolidated Financial Statements.  We believe the following represents our critical accounting policies.

Revenue Recognition

Gaming revenues represent gross revenues from slot machine gaming, or total amounts wagered, net of winning patron payouts (the “gross terminal income”) less a fee of 4% of gross terminal income paid to the Lottery Commission for administering slot machine gaming at the licensee’s race track (the “administration fee”) less taxes and withholdings withheld from net terminal income.  Net terminal income (NTI) is gross terminal income less the administrative fee.  State taxes and withholding rates are lower on net terminal income  earned during the State fiscal year up to a predetermined threshold of $96.9 million (“base NTI”) and higher for income earned in excess (“excess NTI”).  Our accounting policy is to estimate net terminal income for the state fiscal year, calculate an estimated average tax and withholding rate based on this estimate, and use this rate to calculate taxes and withholding.  Net terminal income less taxes and withholdings (using the average tax and withholding rate described above) equals gaming revenues.

State taxes and withholdings for base NTI are as follows:  (1) 30% of base NTI is paid to the state’s general revenue fund, (2) 9.5% of base NTI is paid to various state funds, including funds for tourism promotion, Ohio County, employee retirement and other programs and (3) 7% of base NTI is paid to the state’s worker’s compensation debt reduction fund up until the fund reaches a maximum amount of $11.0 million in any state fiscal year.

State taxes and withholdings for excess NTI are as follows:  (1) 10% of excess NTI is paid for a surcharge (excess NTI less the 10% surcharge equals “net excess NTI”), (2) 41% of net excess NTI is paid to the state’s general revenue fund and (3) 9% net excess NTI is paid to various state funds, including funds for tourism promotion, Ohio County, employee retirement and other programs.

Valuation of Goodwill and Other Intangible Assets

The carrying value of long-lived assets, including goodwill and other intangible assets, are reviewed for impairment annually or more frequently whenever events or changes in circumstances indicate that the assets might be impaired.

We performed our annual review of the carrying value of the goodwill and operating licenses for impairment as of December 31, 2006.  The first step in our goodwill impairment test, used to identify potential impairment, compared our fair value to our carrying value, including goodwill.  Our fair value was determined based on a discounted cash flow method.  The cash flows associated with the discounted cash flow method were based on a number of estimates and assumptions, including our projected future operating results, which include the estimated impact of gaming in western Pennsylvania, the probability of enhanced gaming in West Virginia, our long-term growth rate and a discount rate.  As our fair value exceeds our carrying value, the second step in the assessment process was not necessary.  Accordingly, no impairment charge was required.

In testing the operating licenses for impairment we compared the fair value of the intangible assets to their carrying value.  The fair value of our operating licenses was determined based on the discounted cash flow method.  The cash flows associated with the discounted cash flow method were based on a number of estimates and assumptions, including our projected future operating results, which include the estimated impact of gaming in western Pennsylvania, the probability of enhanced gaming in West Virginia, construction costs, our long-term growth rate and a discount rate.  Pursuant to this evaluation we determined that the operating licenses were not impaired.

Significant changes to one or more of these assumptions could change our conclusions in the future.  Our analysis assumes that gaming in Western Pennsylvania will commence in 2007, and as that date approaches and more specific information becomes available, our goodwill and other intangible assets may be determined to be impaired.

Preferred Player Program

Many of our customers are members of our frequent player program called the Preferred Player Club. The Preferred Player Club is a promotional tool used to develop customer loyalty by providing customers with reward incentives for increased levels of play.  Club members can accumulate points for casino wagering that can be redeemed for cash, food and beverages, lodging, entertainment and retail products.  A liability is recorded for the estimate of unredeemed points based on redemption history. Point redeemed for cash are recognized as a reduction in revenues while the net impact of points redeemed for food and beverage, lodging, entertainment, and other retail products are recognized as promotional expenses.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The pronouncement prescribes a recognition threshold and measurement attributable to financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company is in the process of determining the effect, if any, the adoption of FIN No. 48 will have on its financial statements.

Results of Operations

2006 Compared to 2005

Gaming revenues were $99.4 million for the year ended December 31, 2006, an increase of $3.0 million, or 3.1%, from $96.4 million for the year ended December 31, 2005.  The increase was mostly due to a $12.4 million increase in gross terminal income which resulted in a $6.6 million increase in net gaming revenues.  The increase in gross terminal income was a result of increased gaming by our repeat customers and the implementation of more effective marketing strategies.  The net gaming revenues increase was partially offset by a $1.5 million increase in the redemption of Preferred Players coupons and points for cash, which are recognized as a reduction to gaming revenues, and a $2.1 million increase in gaming taxes and withholdings as a result of an increase in our average taxes and withholdings rate. The average taxes and withholding rate increase relates to our policy for recognizing the State of West Virginia taxes and withholdings retained from our gross terminal income.  Our policy is to estimate net terminal income for the state fiscal year, calculate an estimated average tax and withholding rate based on this estimate, and use this rate to calculate taxes and withholdings.  Net terminal income is gross terminal income less a 4.0% administrative fee withheld by the State of West Virginia.  State taxes and withholdings rates are lower on net terminal income up to a predetermined threshold of $96.9 million and higher for income earned in excess.  Our average tax and withholding rate for the first six months of 2006 was based on actual net terminal income for the State fiscal year beginning July 1, 2005 and ending June 30, 2006 and our estimated average tax and withholding rate for the six months ended December 31, 2006 was based on estimated net terminal income for the State fiscal year beginning July 1, 2006 and ending on June 30, 2007.  For the twelve months ended December 31, 2006, our estimated average tax and withholding rate was 48.1%, an increase of 1.0%, from 47.1% for the comparable period in the prior year.

Pari-mutuel revenues were $7.3 million for the year ended December 31, 2006, an increase of $0.2 million, or 3.0%, from $7.1 million for the year ended December 31, 2005.  The increase in pari-mutuel revenues was due primarily to a $0.1 million increase in inter track wagering revenues and a $0.1 million increase in host fee revenues from off track betting.  Inter track wagering revenues increased because of additional events and more revenue per performance in comparison to the same period in the prior year.  Host fee revenues from off track betting increased primarily as a result of additional revenues per performance because our live races were exported to more venues in comparison to the same period in the prior year.

Food and beverage revenues were $7.8 million for the year ended December 31, 2006, a decrease of $0.5 million, or 5.5%, from $8.3 million for the year ended December 31, 2005.  The decrease in food and beverage revenues was primarily attributable to a decrease in customer purchases due to an increase in the number of complimentary food and beverage items provided to our gaming patrons.

Lodging revenues were $2.3 million for the year ended December 31, 2006, a $0.2 million decrease, or 7.7%, from $2.5 million for the year ended December 31, 2005.  The decrease in lodging revenues was mostly a result of a decrease in available hotel rooms for sale due to an increase in the redemption of coupons for hotel rooms.  Hotel occupancy increased from 98.1% for the year ended December 31, 2005 to 98.5% for the year ended December 31, 2006.

Other revenues were $2.9 million for the year ended December 31, 2006, an increase of $0.2 million, or 6.8%, from $2.7 million for the year ended December 31, 2005.  The increase in other revenues relates to a $0.1 million increase in parking revenues and a $0.1 million increase in ATM related revenues.  Parking revenues increased mostly as a result of increased gaming patronage and ATM revenues increased mostly due to an improved fee arrangement with our new ATM service provider.

Purse expense was $19.8 million for the year ended December 31, 2006, a decrease of $0.3 million, or 1.5%, from $20.1 million for the prior year.  The $0.3 million decrease in purse expense was primarily attributable to a reduction in our average video lottery purse withholding rate offset by an increase in gross terminal income resulting in an increase in video lottery purse withholdings.  The reduction of the average video lottery purse withholding rate relates to our policy for recognizing the video lottery purse withholdings retained from our gross terminal income.  Our policy is to estimate net terminal income for the state fiscal year, calculate an estimated average video lottery purse withholding rate based on this estimate, and use this rate to calculate the withholdings.  Net terminal income is gross terminal income less a 4.0% administrative fee withheld by the State of West Virginia.  The video lottery purse withholding rate is higher on net terminal income up to a predetermined threshold of $96.9 million and lower for income earned in excess.  Our average purse withholding rate for the first six months of 2006 was based on actual net terminal income for the State fiscal year beginning July 1, 2005 and ending June 30, 2006 and our estimated average purse withholding rate for the six months ended December 31, 2006 was based on estimated net terminal income for the State fiscal year beginning July 1, 2006 and ending on June 30, 2007.  For the twelve months ended December 31, 2006, our estimated video lottery purse withholding rate was 9.0%, a decrease of 0.8%, from 9.8% for the comparable period in the prior year.  The decrease in the video lottery purse withholding rate was partially due to the July 2005 legislative change that lowered the purse share of base NTI.

Gaming expenses were $6.1 million for the year ended December 31, 2006, a decrease of $1.0 million, or 14.6%, from $7.1 million for the year ended December 31, 2005. The decrease in gaming expenses was primarily due to $1.1 million of payroll savings related to the implementation of more effective labor cost controls and ticket-in ticket-out slot machine functionality.

Pari-mutuel expenses were $3.9 million for the year ended December 31, 2006, a decrease of $0.2 million, or 3.6%, from $4.1 million for the prior year.  The decrease in pari-mutuel expenses was mostly due to a $0.1 million decrease in simulcast uplink expenses as a result of improved leasing terms and a $0.1 million payroll savings as a result of more effective labor cost controls.

Food and beverage expenses were $9.5 million for the year ended December 31, 2006 and are unchanged from the prior year.

Lodging expenses were $1.2 million for the year ended December 31, 2006 and are unchanged from the prior year.

Other expenses were $0.6 million for the year ended December 31, 2006, a decrease of $0.2 million, or 32.8%, from $0.8 million for the year ended December 31, 2005.  The decrease in other expenses was due primarily to a $0.2 million decrease in entertainment expenses.

Marketing and promotions expenses for the year ended December 31, 2006 were $8.8 million, a decrease of $0.5 million, or 5.3%, from $9.3 million for the year ended December 31, 2005.  The decrease in marketing and promotions expenses was due primarily to a $0.2 million decrease in the cost of complimentary entertainment and promotional gifts and a $0.2 million decrease in production costs.

Facilities and maintenance expenses were $10.4 million for the year ended December 31, 2006 and are unchanged from the prior year.

General and administrative expenses were $7.2 million for the year ended December 31, 2006, an increase of $0.4 million, or 6.2%, from $6.8 million for the year ended December 31, 2005.  The increase in G&A expenses was principally due to a $0.8 million increase in legal expenses due to a one time legal settlement partially offset by a decrease of $0.2 million in payroll expenses mostly due to the elimination of select management positions and a decrease of $0.1 million in employee relocation costs as a result of a decrease in key employee turnover.

Business interruption insurance proceeds of $1.2 million were recorded in the year ended December 31, 2006.  Business interruption insurance proceeds were recorded as credits to operating expense and are attributable to the September 2004 and January 2005 floods in the amounts of $0.4 million and $0.8 million, respectively.

Depreciation and amortization expenses were $11.3 million for the year ended December 31, 2006 and are unchanged from the prior year.

Interest expense, net was $13.5 million for the year ended December 31, 2006, a decrease of $0.5 million, or 3.7%, from $14.0 million for the year ended December 31, 2005.  The decrease in interest expense is due primarily to decreased borrowings under our revolving credit facility for the year ended December 31, 2006 as compared to the prior year and higher interest income associated with higher invested cash balances during 2006 as compared to the prior year.

Net casualty loss recoveries of $2.9 million were recorded for the twelve months ended December 31, 2006 which are comprised of insurance reimbursements totaling $1.9 million and $1.0 million for the September 2004 and January 2005 floods, respectively.  Net casualty loss recoveries of $1.9 million were recorded for the twelve months ended December 31, 2005 which are comprised of insurance reimbursements of $3.6 million and $1.7 million for the September 2004 flood and January 2005 flood, respectively, offset by flood related expenses of $0.6 million and $2.8 million for the September 2004 and January 2005 floods, respectively.

Other expenses were $0.1 million for the year ended December 31, 2006 and are unchanged from the prior year.

Income tax expense was $11.1 million for the year ended December 31, 2006, an increase of $2.0 million, or 22.6%, from $9.1 million for the year ended December 31, 2005.  The increase was directly attributable to the $5.5 million increase in income before income taxes from $26.0 million for the year ended December 31, 2005 to $31.5 million for the year ended December 31, 2006.  Income tax expense for both periods was based on an effective tax rate of 35.0%.

2005 Compared to 2004

Gaming revenues were $96.4 million for the year ended December 31, 2005, a decrease of $4.0 million, or 4.0%, from $100.4 million for the year ended December 31, 2004.  The decrease in gaming revenue was due primarily to the impact of the January 2005 flood which closed the gaming facility for three days and a portion of another day, increased competition from limited video lottery machines in our immediate market area, a legislative change enacted in July 2005 that increased the share of net terminal income that is contributed to the employee retirement fund by 0.5% up to the base level and provided for a distribution of net terminal income to the workers’ compensation debt reduction fund for all net terminal income amounts up to a predetermined level and a $0.9 million increase in the redemption of Preferred Players Club points and coupons for cash which are recognized as reductions of gaming revenue.  The decrease in gaming revenue occurred despite the closure of the gaming facility for four days and portions of two other days as a result of the flooding of the Ohio River in September 2004.

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

Lodging revenues of $2.5 million for the year ended December 31, 2005 were unchanged from the prior year.  The lodging revenues were unchanged despite an increase in occupancy percentage from 90.1% for the year ended December 31, 2004 to 98.1% for the year ended December 31, 2005.  The increase in occupancy percentage is due to an increase in the number of rooms provided gratuitously to customers and our increase in complimentary room discounts offered to patrons.

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

Marketing and promotions expenses for the year ended December 31, 2005 were $9.3 million, an increase of $1.0 million, or 12.9%, from $8.3 million for the year ended December 31, 2004.  The increase in marketing and promotions expense is due to a $0.6 million increase in the cost of food and beverage complimentary items, $0.7 million of increased promotional costs associated with an increase in the number of Preferred Player Club parties, and a $0.2 million increase in promotional printing costs offset partially by a $0.4 million decrease in advertising costs.

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

Liquidity and Capital Resources

As of December 31, 2006 we had cash and cash equivalents of $19.1 million.  Our principal source of liquidity during the year ended December 31, 2006 consisted of cash provided by operating activities.  As of December 31, 2005 we had cash and cash equivalents of $12.0 million.  Our principal source of liquidity for the year ended December 31, 2005 consisted of cash provided by operating activities.

Cash provided by operating activities for the year ended December 31, 2006 was $31.1 million as compared to $27.1 million for the year ended December 31, 2005.  The $4.0 million increase was principally due to a $3.5 million increase in net income and a $1.4 million increase in cash flows due to the change in deferred income taxes partially offset by a $1.0 million decrease in cash flows attributable to changes in balance sheet accounts primarily due to timing variances associated with tax payments.

Cash used in investing activities for the years ended December 31, 2006 and 2005 was $3.9 million and $6.4 million, respectively.  The $2.5 million decrease in cash used for investing activities was primarily due to additional prior year capital expenditures related to the ongoing conversion of the slot machines to ticket-in, ticket-out functionality.

Cash used in financing activities for the year ended December 31, 2006 was $20.0 million, an increase of $0.7 million, from $19.3 million for the year ended December 31, 2005.  The $0.7 million increase in cash used in financing activities is due to a $0.8 million increase in the repayments made under our revolving credit facility offset by a $0.1 million increase in cash flow resulting from the net change in cash overdrafts.  As of December 31, 2006 no amounts were drawn against the revolving credit facility and the total commitment balance was $25.0 million.

In 2001, we executed a $40.0 million secured revolving credit facility (Revolver) with a bank group.  In 2003, we executed an increase in the available commitment under the Revolver from $40.0 million to $50.0 million.  As of December 31, 2006, the Company had no amounts drawn against the Revolver.  The Revolver includes a $5.0 million letter of credit component, and is secured by all of our assets.  Interest is based on LIBOR plus a stated percentage or, at our option, the lead bank’s commercial base rate plus a stated percentage.  A commitment fee is payable quarterly on the unused balance.  The Revolver provides for quarterly reductions of $3,125 to the commitment, which began in December 2003, and continued until the commitment was reduced to $25.0 million at September 30, 2005.  At December 31, 2006 the commitment balance remained at $25.0 million.  On January 19, 2007, the Revolver was amended to extend the maturity date from January 19, 2007 to April 30, 2007.  Pursuant to this amendment, Bank of America, N.A. became the sole lender under the Revolver agreement.  All other terms and conditions of the Revolver remain the same.  We anticipate that we will extend the Revolver for a minimum of one additional year.

Contractual Obligations and Commitments

The following table reflects our contractual obligations and commitments:

	Payments Due by period (in thousands)
		Less than	1-3	3-5	After 5
($000)	Total	1 Year	Years	Years	Years

Long Term Debt and Interest	$162,968	$12,656	$150,312	$0	$0
Total Contractual Obligations and Commitments	$162,968	$12,656	$150,312	$0	$0

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and accompanying footnotes are set forth on pages F-1 through F-17 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previously reported on our Current Report on Form 8-K filed on February 15, 2006.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Our management, including our principal executive officer and principal financial officer, have concluded that, as of the end of such period, our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us in reports that we file or submit under the Exchange Act (including this report) is recorded, processed, summarized and reported within the time periods specified in the rule and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management (including our chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure.  Based on such evaluation, our chief executive officer and chief financial officer have concluded that we are in compliance with Rule 13a-15(e) of the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The table below sets forth the names, ages and positions of our directors and executive officers.

Name	Age	Position and Office Held

Charles E. Moran, Jr.	56	Chairman of the Board
William J. Bissett	58	Director
Thomas A. Cooper	70	Director, Chairman of Audit Committee
William R. Greiner	72	Director, Member of Audit Committee
Ronald A. Sultemeier	58	Chief Executive Officer
Robert D. Marshall, Jr.	42	President
James W. Simms	42	Vice President of Marketing
Phillip B. Simons	44	Vice President of Finance

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

Robert D. Marshall, Jr.  Mr. Marshall was appointed as our President in July 2005.  From 1993 to 1999, Mr. Marshall worked for Wyndham Hotels and Resorts in various management positions, including General Manager of the Wyndham Cleveland Hotel at Playhouse Square.  From 2000 to 2002, Mr. Marshall served as

Director of Facilities and Services for Accenture where he was responsible for the facility services of several Accenture locations in the Chicago area.  Mr. Marshall joined Delaware North Companies Parks and Resorts, Inc., a Delaware North subsidiary, as Regional Vice President in 2002 and served in that capacity until July 2005.

James W. Simms.  Mr. Simms was appointed as our Vice President of Marketing in January 2006.  From February 2000 through July 2001, Mr. Simms served as Direct Marketing Manager for Park Place Entertainment’s, Bally’s and Paris properties in Las Vegas.  From 2001 to 2005, Mr. Simms served as Director of Marketing for Ameristar Casinos, Inc. where he was responsible for developing the marketing plans for Ameristar’s Nevada properties.  During 2005, Mr. Simms served as Senior Director of Marketing for the Majestic Star Casino in Gary, Indiana.

Phillip B. Simons.  Mr. Simons was appointed as our Vice President of Finance in April 2006.  From 1999 to 2005, Mr. Simons, a certified public accountant, was the Director of Finance for resorts and casinos operated by Destination Hotels and Resorts, Carlson Hospitality Worldwide and Wyndham Hotels and Resorts.  From June 2005 to April 2006, Mr. Simons served as Acting Vice President and Consultant for Destination Hotels and Resorts.

Audit Committee of the Board of Directors

The Board of Directors has an Audit Committee, which held eight meetings in 2006.  The Audit Committee currently consists of Messrs. Cooper and Greiner.  The Board of Directors has determined that Thomas A. Cooper is an “audit committee financial expert,” within the meaning of the rules of the Securities and Exchange Commission.  Both Mr. Cooper and Dr. Greiner qualify as “independent” as such term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act assuming the listing standards of the National Association of Securities Dealers, Inc. applied.

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

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

In this section, we will give an overview and analysis of our compensation program and policies, the material compensation decisions we have made under those programs and policies, and the material factors that we considered in making those decisions.  Later in this Part III under the heading “Additional Information Regarding Executive Compensation,” you will find tables containing specific information about the compensation earned by the following individuals in 2006, whom we refer to as our “named executive officers”:

•   Ronald A. Sultemeier, Chief Executive Officer

•   Robert D. Marshall, Jr., President

•   James W. Simms, Vice President of Marketing

•   Phillip B. Simons, Vice President of Finance

•   Eric H. Persson, Vice President of Operations, who held this position until January 26, 2006

•   Michael D. Corbin, who held the office of Interim Vice President of Finance until June 6, 2006

The discussion below is intended to help you understand the detailed information provided in those tables and put that information into context within our overall compensation program.

Compensation Philosophy

Our compensation philosophy is to relate the compensation of our executives to measures of our performance that contribute to and increase our value based on the following goals:

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

Our compensation decisions with respect to executive officer salaries and annual incentives are influenced by (a) the executive’s level of responsibility and function, (b) our overall performance and profitability and (c) our assessment of the competitive marketplace, including peer companies. As discussed below in more detail, our philosophy is to focus on total direct compensation opportunities through a mix of base salary and annual cash incentive bonus.  Our compensation package does not include a stock or other equity component.

Compensation Committee

Compensation of the named executive officers (including our Chief Executive Officer) is governed by the executive compensation philosophy, policy and procedures of Delaware North.  The annual base salary and variable compensation of the Chief Executive Officer and President is reviewed and approved by the compensation committee of the Board of Directors of Delaware North or the Delaware North Compensation Committee.  The annual base salary and variable compensation of the Vice President of Marketing and Vice President of Finance is reviewed and approved by the Chief Executive Officer in compliance with the executive compensation policies and parameters established by the Delaware North Compensation Committee.  For a further discussion of the role of certain named executive officers in the compensation approval process, see “Role of Executive Officers in Determining Compensation” under this Part III.  Reviews and adjustments to our compensation system usually occur during the first quarter of each fiscal year.  The Delaware North Compensation Committee ensures that the total compensation paid to our named executive officers is fair, reasonable and competitive.

Overview of Compensation Program

Throughout this narrative discussion and in the accompanying charts, we refer to our named executive officers.  The key compensation package provided to our named executive officers includes:

•                  base salary, which provides fixed compensation based on competitive market practice;

•                  bonus/performance based incentive compensation, which provides focus on meeting annual goals that lead to our long-term success and motivates achievement of critical annual performance metrics; and

•                  retirement and other benefits.

Determination of Appropriate Pay Levels

We compete with many other companies for experienced and talented executives.   As such, market information regarding pay practices at peer companies (as provided in the public reports filed by such companies with the Securities and Exchange Commission) is reviewed and considered in assessing the reasonableness of compensation and ensuring that compensation levels remain competitive in the marketplace.

Each element of compensation is reviewed so that the overall compensation package will attract, motivate and retain our key employees, including our named executive officers, by rewarding superior performance and providing an incentive for the achievement of our strategic goals.  The following factors are considered to determine the amount of compensation paid to each executive officer:

•                  overall job performance, including performance against corporate and individual objectives;

•                  job responsibilities, including unique skills necessary to support the long-term performance of the Company;

•                  teamwork, both contributions as a member of the executive management team and fostering an environment of personal and professional growth for the entire work force;

•                  performance of general management responsibilities, execution of company objectives and contributions to the continuing success of the Company; and

•                  the Company’s overall financial position and providing for an equitable distribution of compensation throughout the company.

The compensation for each of our named executive officers, other than our Chief Executive Officer, is paid by the Company.  The compensation for our Chief Executive Officer is paid by our parent, Delaware North G&E.

Allocation of Compensation

There is no pre-established policy or target for the allocation of compensation.  The factors described above, as well as the overall compensation philosophy and compensation peer group information, is reviewed to determine the appropriate level and mix of compensation.  Historically, and in fiscal 2006, the total compensation granted to named executive officers was in the form of cash compensation.

Timing of Compensation

As discussed elsewhere, compensation, including salary base adjustments, incentive plan eligibility, incentive plan goal specifications and incentive plan payments, for our named executive officers are reviewed annually, usually in the first quarter.   Our incentive plan performance measures for each annual cycle at times may be established in the second quarter.

Minimum Stock Ownership Requirements

There are no minimum stock ownership guidelines for the company.  None of the named executive officers beneficially own any shares of our common stock or the common stock of our parent, Delaware North G&E.

2006 Executive Compensation Components

For the fiscal year ended December 31, 2006, the principal components of compensation for named executive officers were:

•                  salary;

•                  bonus/performance-based incentive compensation;

•                  our matching contributions to the named executive officers who participated in our 401(k) Plan;

•                  in the case of our Chief Executive Officer, matching contributions under the non-qualified Delaware North Companies Executive Supplemental Retirement Plan; and

•                  other benefits.

Base Salary

We provide our named executive officers with a base salary to compensate them for services rendered during the fiscal year.  Salaries are intended to be competitive relative to the gaming industry in which we compete for our highly skilled talent.  Market forces as well as individual experience and performance is considered when setting salaries within the range for each position.  Base salary levels are reviewed annually, usually in the first quarter, as part of our performance review process, and adjustments are made based on attainment of individual goals and market-wide changes in salaries for comparable positions and qualifications.  For a further discussion of the role of certain named executive officers in the compensation approval process, see “Role of Executive Officers in Determining Compensation” under this Part III.

During the review of base salaries for executive officers (including the salary of our Chief Executive Officer, which is paid by our parent, Delaware North G&E), the following factors are considered by the Delaware North Compensation Committee:

•                  market data of peer companies;

•                  internal review of the executive’s compensation, both internally and relative to other executive officers; and

•                  individual performance of the executive.

Bonus/Performance Based Incentive Compensation

The base bonus compensation for our Chief Executive Officer (which is paid by our parent, Delaware North G&E) is computed as a percentage of base salary ranging from a minimum of 0% to a maximum of 50%.  The base bonus compensation for our President is computed as a percentage of base salary ranging from a minimum of 0% to a maximum of 50%.  The base bonus compensation for our Vice President of Finance and Vice President of Marketing is computed as a percentage of base salary ranging from a minimum of 0% to a maximum of 30% and a minimum of 0% to a maximum of 40%, respectively.  The actual percentage of base salary earned as annual base bonus compensation is based upon the achievement of specific financial and strategic performance objectives which are pre-set annually under our Target Incentive Plan.  Each of our Chief Executive Officer, President, Vice President of Finance and Vice President of Marketing are eligible for additional bonus compensation which is computed as a percentage of the base bonus ranging from a minimum of 0% to a maximum of 25%.  The additional bonus is based upon the achievement of specific financial performance objectives that are pre-set annually under our Target Incentive Plan.

The 2006 cycle under the Target Incentive Plan began on January 1, 2006 and ended on December 31, 2006. The Delaware North Compensation Committee established the performance measures for the 2006 cycle under the Target Incentive Plan for the position of Chief Executive Officer.  In addition, senior management established the performance measures for the 2006 cycle as it relates to the positions of President, the Vice President of Marketing and the Vice President of Finance.

Base bonus performance measures

Performance measures for the 2006 cycle as it relates to the base bonus consisted of 60% for financial objectives and 40% for business objectives for the position of Chief Executive Officer and 50% for financial objectives and 50% for business objectives for the positions of President and Vice President of Marketing, and the Vice President of Finance.

For the position of Chief Executive Officer, the (i) financial objectives were based on the following components:  10% on Delaware North operating profit, 20% on Delaware North G&E operating profit and 30% on Delaware North G&E pre-tax profit; and (ii) business objectives were based 25% on the development of new business opportunities, 10% on compliance with the Sarbanes-Oxley Act and 5% on development of succession planning programs.

For the position of President, the (i) financial objectives were based 10% on Delaware North G&E operating profit, and 40% on Wheeling Island Gaming, Inc. operating profit and (ii) business objectives were based 20% on development and implementation of new business initiatives, 10% on compliance with the Sarbanes-Oxley Act, 10% on the implementation of customer service programs and 10% on the development of succession planning programs.

For the position of Vice President of Marketing the (i) financial objective was solely based on Wheeling Island Gaming, Inc. operating profit and (ii) business objectives were based 10% on the development of marketing department organizational and communications programs, 10% on the preparation of a comprehensive analysis on the benefit of new technology, 10% on the development of a strategic positioning and branding analysis, 10% on the preparation of a marketing cost reinvestment matrix and 10% on the improvement of interdepartmental communications.

For the position of Vice President of Finance, the (i) financial objective was solely based on the Company’s operating profit and (ii) business objectives were based 25% on implementing internal and external financial policy and reporting initiatives including coordination of the transition of auditing services to the new independent auditor, 10% on the development of succession planning programs,  10% on initiatives related to compliance with the Sarbanes-Oxley Act and 5% on the development and maintenance of marketing program value metrics.

Additional bonus performance measures

Performance measures for the 2006 cycle as it relates to the additional bonus consisted solely of financial objectives for the positions of Chief Executive Officer, President, Vice President of Marketing and Vice President of Finance.  For the position of Chief Executive Officer, the additional bonus was based solely on Delaware North G&E operating profit and for the positions of President, Vice President of Finance and Vice President of Marketing, the additional bonus was based solely on Wheeling Island Gaming, Inc.’s operating profit.

The aggregate base and additional bonus awards for the 2006 cycle under the Target Incentive Plan were approved by the Delaware North Compensation Committee on February 28, 2007 and included the following pay-outs:

Name	2006 Cycle Total Payment
Ronald A. Sultemeier	$153,462
Robert D. Marshall, Jr.	$140,934
James W. Simms	$71,760
Phillip B. Simons	$34,500
Michael D. Corbin	$13,441

Retirement and Other Benefits

401(k) Plan

The Delaware North Companies 401(k) Plan is a tax-qualified retirement savings plan sponsored by Delaware North available to all of our eligible employees.  To be eligible to participate in the 401(k) Plan, employees must be at least 21 years of age and have been employed by us for at least one year.  Under the 401(k) Plan, we make matching contributions to participants (including our named executive officers) of up to 4% of base salary on the first 5% of base salary contributed by each participant.

Each of the following named executive officers participated in the 401(k) Plan in 2006 and received matching contributions from us under the 401(k) Plan as follows:

Name	2006 Matching Contributions under the 401(k) Plan
Ronald A. Sultemeier	$8,800
Robert D. Marshall, Jr.	$8,800
Eric H. Persson	$1,284
Michael D. Corbin	$931

Executive Retirement Plan

The Delaware North Companies Executive Supplemental Retirement Plan, or the Executive Retirement Plan, is a nonqualified deferred compensation plan to which certain executive officers of Delaware North (including our Chief Executive Officer) may elect to defer up to 20% of their annual base salary.  In 2006, our Chief Executive Officer received matching contributions from Delaware North under the Executive Retirement Plan of $5,059.  For a further discussion of the Executive Retirement Plan, see “Nonqualified Deferred Compensation” in this Item 11.

Other Benefits

Each of the named executive officers also receives medical and dental insurance coverage on the same terms as other employees.  Additionally, our Chief Executive Officer receives an annual travel allowance equal to $6,000.

Role of Executive Officers in Determining Compensation

Pay levels for each named executive officer, other than our Chief Executive Officer, largely reflect the recommendation of our Chief Executive Officer based upon individual experience and breadth of knowledge, internal considerations and other subjective factors.  Our Chief Executive Officer also reviews the President’s salary annually in conjunction with a performance evaluation and makes a recommendation for salary adjustment to the Delaware North Compensation Committee for approval.  The salary compensation of the Vice President of Finance and the Vice President of Marketing is reviewed annually by the President and the Chief Executive Officer in conjunction with performance evaluations.  Salary adjustments for the Vice President of Marketing and Vice President of Finance are determined within the policies and parameters established by the Delaware North Compensation Committee.

Our Chief Executive Officer is not involved with any aspect of determining his own compensation.  The Delaware North Compensation Committee makes all compensation decisions for our Chief Executive Officer and President and establishes the compensation policies and parameters that are used in determining the compensation of the Vice President of Marketing and Vice President of Finance.

DELAWARE NORTH COMPENSATION COMMITTEE REPORT

The Delaware North Compensation Committee has reviewed and discussed with our Board of Directors and management the Compensation Discussion and Analysis (“CD&A”) provisions to be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  Based on such review and discussions, the Delaware North Compensation Committee recommended to our Board and management that the CD&A be included in the Company’s Annual Report on Form 10-K.

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS OF DELAWARE NORTH COMPANIES, INCORPORATED

Thomas A. Cooper
Jeremy M. Jacobs, Jr.
Louis M. Jacobs
Charles E. Moran, Jr.
Eileen Morgan

ADDITIONAL INFORMATION REGARDING EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation for the fiscal year ended December 31, 2006 earned by or paid to our named executive officers.  Each of the named executive officers have received cash payment awards for the 2006 cycle under the Target Incentive Plan that, for purposes of this Summary Compensation Table, have been characterized as “Non-Equity Incentive Plan Compensation” under column (g) rather than “Bonuses” under column (d).  The cash compensation awards for the 2006 cycle were determined by the Delaware North Compensation Committee at its February 28, 2007 meeting and were paid out shortly thereafter.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($) (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
Ronald A. Sultemeier (2) Chief Executive Officer	2006	$251,539	—	—	—	$153,462	—	$13,859	(3)(4)	$418,860
Robert D. Marshall, Jr. President	2006	$228,877	—	—	—	$140,934	—	$8,800	(3)	$378,611
James W. Simms (5) Vice President of Marketing	2006	$153,000	—	—	—	$71,760	—	$10,000	(6)	$234,760
Phillip B. Simons (7) Vice President of Finance	2006	$101,875	—	—	—	$34,500	—	—		$136,375
Eric H. Persson (8) Vice President of Operations	2006	$32,091	—	—	—	—	—	$1,284	(3)	$33,375
Michael D. Corbin (9) Interim Vice President of Finance	2006	$54,134	—	—	—	$13,441	—	$931	(3)	$68,506

(1)  The amounts in column (g) reflect the cash awards to the named individuals for the 2006 cycle under the Target Incentive Plan which is discussed in further detail under “Bonus/Performance Based Incentive Compensation” and that, for purposes of this Summary Compensation Table, have been characterized as “Non-Equity Incentive Plan Compensation” under column (g) rather than “Bonuses” under column (d).

(2)  Ronald A. Sultemeier is compensated by Delaware North G&E in his capacity as President of that company.

(3)  The amounts in column (i) reflect matching contributions under our 401(k) Plan.

(4)  The amount in column (i) includes matching contributions under the Executive Retirement Plan.

(5)  James W. Simms became our Vice President of Marketing on January 2, 2006.  Mr. Simms’ annual salary is $156,000.

(6)  The amount in column (i) reflects a hiring incentive.

(7)  Phillip B. Simons became our Vice President of Finance on April 26, 2006.  Mr. Simons’ annual salary is $150,000.

(8)  Eric H. Persson resigned as our Vice President of Operations January 26, 2006, at which time his position was eliminated.

(9)  Michael D. Corbin resigned as our Interim Vice President of Finance on June 6, 2006.

NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last FY ($) (1)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($) (1)
(a)	(b)	(c)	(d)	(e)	(f)
Ronald A. Sultemeier	$37,731	$5,059	$32,555	—	$242,751
Robert D. Marshall, Jr.	—	—	—	—	—
James W. Simms	—	—	—	—	—
Phillip B. Simons	—	—	—	—	—
Eric H. Persson	—	—	—	—	—
Michael D. Corbin	—	—	—	—	—

(1)  Reflects deferrals under the Executive Retirement Plan of base salary earned by and paid to our Chief Executive Officer in 2006.  These amounts are reported as 2006 compensation in column (c) of the Summary Compensation Table.

The Executive Retirement Plan is a nonqualified deferred compensation plan to which certain executive officers of Delaware North (including our Chief Executive Officer) may elect to defer up to 20% of their annual base salary.  A deferral election must be made no later than December 22nd of the previous year, and are irrevocable; however, a participant may suspend his deferrals (to 0%) during the period in question if an unforeseeable emergency should occur, such as for an unexpected illness, accident or property loss. The actual deferrals are deducted from the participant’s salary in equal installments for the period of January 1 through December 31 of each year.  These deferral elections are for the salary earned by the participant for the particular salary pay period during that year, which would otherwise be payable to the participant in such pay period.  The election to defer under the Executive Retirement Plan is in addition to any deferral election made by the participant under the 401(k) Plan.  Deferral amounts are credited with earnings or losses based on the rate of return of mutual funds selected by the participant, which the participant may change at any time.  Loans are not permitted under the Executive Retirement Plan, although emergency distributions are permitted in the case of an unforeseeable financial hardship, such as for an unexpected illness, accident or property loss.  Distributions will be paid out in two installments, tied to termination of employment, including retirement.  The first installment will  be paid at termination or retirement and the second installment will be paid one year after termination or retirement.

The Executive Retirement Plan also provides for matching contributions by Delaware North of 100% on the first 3% deferred plus 50% on the next 2% deferred for each pay period.  The match is limited to a total of a 4% maximum between the Executive Retirement Plan and the 401(k).  The participant is 100% vested at all times in his own deferrals and the company match.

REMUNERATION OF DIRECTORS

Outside directors who serve as members of our Board of Directors are compensated for their services as follows:

1.             An annual retainer fee of $25,000, payable in equal quarterly installments for serving on the Board of Directors.

2.             An annual retainer fee of $15,000, payable in equal quarterly installments for each director who serves on the Audit Committee.

3.             A fee of $1,000 for each Board of Directors meeting and each Audit Committee Meeting attended.  If the Board of Directors meeting and Audit Committee Meeting are held on the same day then a $1,000 fee is paid for participation at both meetings.

In addition, the reasonable expenses incurred by each director in connection with his duties as a director are also reimbursed by us.  A Board member who is also an employee of the company or Delaware North does not receive compensation for service as a director.

DIRECTOR COMPENSATION TABLE

The following table sets forth information regarding compensation for the fiscal year ended December 31, 2006 for each member who served on our Board of Directors

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)
Charles E. Moran, Jr, Chairman of the Board (1)	—		—	—	—	—	—	—
William J. Bissett (2)	—		—	—	—	—	—	—
Thomas A. Cooper	$25,000	(3)	—	—	—	—	—	$48,000
	$15,000	(4)
	$8,000	(5)
William R. Greiner	$25,000	(3)	—	—	—	—	—	$48,000
	$15,000	(4)
	$8,000	(5)

(1)           Mr. Moran serves as the President and Chief Operating Officer of Delaware North and, as such, does not receive compensation for service as a member of our Board of Directors.

(2)           Mr. Bissett serves as Vice President, Government Affairs and Community Relations for Delaware North and, as such, does not receive compensation for service as a member of our Board of Directors.

(3)           Represents an annual retainer fee, payable in equal quarterly installments for serving on the Board of Directors.

(4)           Represents an annual retainer fee, payable in equal quarterly installments for serving on the Audit Committee.

(5)           Represents fees paid for attendance at meetings of the Board of Directors and the Audit Committee.

TERMINATION OR CHANGE IN CONTROL

We have not entered into any employment agreements, severance agreements or any other type of termination or change in control agreements with any of our named executive officers.  There is no formal policy with respect to payments to named executive officers upon a termination of such officer or change in control of the company.  Eric H. Persson did not receive any payments in respect of his termination as Vice President of Operations on January 26, 2006 and Michael D. Corbin did not receive any payments in respect to his resignation as Interim Vice President of Finance on June 6, 2006.  Mr. Corbin is currently Vice President of Finance at Delaware North G&E.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class

Delaware North Companies Gaming & Entertainment, Inc. (1)	500	100%
Ronald A. Sultemeier	0	0
Robert D. Marshall, Jr.	0	0
James W. Simms	0	0
Phillip B. Simons	0	0
William J. Bissett	0	0
Charles E. Moran, Jr.	0	0
Thomas A. Cooper	0	0
William R. Greiner	0	0
All executive officers and directors as a group (8 persons)	0	0

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Upon the closing of the $125.0 million of unsecured senior notes in December 2001, we entered into an administrative services agreement with Delaware North G&E and Delaware North.  Pursuant to this administrative services agreement, Delaware North G&E receives an annual administrative services fee that is equal to the greater of 1.5% of preceding year total operating revenues or $1.2 million for certain administrative support services provided to us by Delaware North G&E and Delaware North.  During 2006, 2005, and 2004, we recorded administrative service fees of $1.9 million, $1.9 million and $1.7 million, respectively, under this agreement.

We invest our excess cash in a segregated account administered by Delaware North under its centralized cash management program.  At December 31, 2006 and December 31, 2005, we had $5.4 million and $0.2 million invested with Delaware North, respectively.  During 2006, 2005 and 2004, we earned $297,000, $49,000 and $11,000 on these invested cash balances, respectively.

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

We participate in a comprehensive insurance program maintained by Delaware North.  Risk-based premiums charged by and reimbursed to Delaware North amounted to $2.5 million in 2006, $2.4 million in 2005 and $1.6 million in 2004.

In December 2006, we paid a cash dividend of $12.0 million to Delaware North G&E.  In 2005 and 2004, we paid cash dividends of $12.0 million and $12.5 million, respectively, to Delaware North G&E.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young LLP (E&Y) was appointed as our independent auditors on February 10, 2006, effective for the 2006 fiscal year.  We terminated PricewaterhouseCoopers LLC (PwC) as our independent auditors effective with the completion of the 2005 audit.  The audit fees in the below table include fees paid to E&Y for the audit of the December 31, 2006 financial statements and review of the quarterly interim financial statement reviews and fees paid to PwC for the audit of the December 31, 2005 financial statements and review of the quarterly interim financial statements.

	Fiscal 2006	Fiscal 2005
Audit Fees—Annual Audit and Quarterly Reviews	$137,242	$153,100
Audit-Related Fees	0	30,800
Tax Fees:—
Tax Consulting, Advisory Services	0	0
Tax Compliance, Planning and Preparation	0	0
All Other Fees	0	0
Total Fees	$137,242	$183,900

All such accounting fees and services are approved by the Audit Committee at the beginning of each respective year in accordance with the Audit Committee’s pre-approved procedures.  Audit-related fees in 2005 represented those fees associated with procedures performed related to our goodwill and intangible assets impairment testing and the change in our independent registered public accounting firm.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Documents Filed as part of the Form 10-K

1.               The Consolidated Financial Statements of the Company filed as part of this annual report are listed in the table of contents on page F-1.

2.               Financial Statement Schedules

All financial statement schedules are not required under the related instructions, or are inapplicable and therefore have been omitted.

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

Signature	Capacity	Date

/s/ RONALD A. SULTEMEIER	Chief Executive Officer	March 21, 2007
Ronald A. Sultemeier	(principal executive officer)

/s/ PHILLIP B. SIMONS	Vice President of Finance	March 21, 2007
Phillip B. Simons	(principal financial officer and principal accounting officer)

/s/ CHARLES E. MORAN, JR	Chairman of the Board	March 21, 2007
Charles E. Moran, Jr.

/s/ WILLIAM J. BISSETT	Director	March 21, 2007
William J. Bissett

/s/ THOMAS A. COOPER	Director	March 21, 2007
Thomas A. Cooper

/s/ WILLIAM R. GREINER	Director	March 21, 2007
William R. Greiner

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Wheeling Island Gaming, Inc. (the “Company”) (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4 (Registration No. 333-81778))

3.2	Restated By-laws of the Company (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for fiscal year ended on December 31, 2002)

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

10.5	Administrative Services Agreement, effective as of December 19, 2001, by and among the Company, Sportsystems Corporation, Delaware North G&E, formerly and Delaware North

Companies, Incorporated (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-4 (Registration No. 333-81778))

10.6

Tax Sharing Agreement, effective as of December 20, 2001, by and among Delaware North Companies, Incorporated, Sportsystems Corporation and the Company for itself and its subsidiaries (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-4 (Registration No. 333-81778))

10.7

Agreement dated as of September 1, 2001 between the Company and Louis P. Ciminelli Construction Company, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for fiscal year ended on December 31, 2002)

10.8

Waiver Agreement, dated as of March 31, 2005, by and among the Company as Borrower, the Lenders referred to therein and other parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 1, 2005)

10.9

Amendment No. 1 to the Amended and Restated Loan Agreement, dated as of June 7, 2005, by and among the Company as Borrower, the Lenders and Syndication Agent referred to therein and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 9, 2005)

10.10

Amendment No. 2 to the Amended and Restated Loan Agreement, dated as of December 28, 2005, by and among the Company as Borrower, the Lenders and Syndication Agent referred to therein and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 4, 2006)

10.11

Amendment No. 3 to the Amended and Restated Loan Agreement, dated as of January 19, 2007, by and among the Company as Borrower, the Lenders and Syndication Agent referred to therein and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 23, 2007)

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

*          Filed herewith.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Wheeling Island Gaming, Inc.

We have audited the accompanying consolidated balance sheet of Wheeling Island Gaming, Inc. as of December 31, 2006, and the related consolidated statements of operations and cash flows for the year ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wheeling Island Gaming, Inc. at December 31, 2006, and the consolidated results of their operations and their cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

Ernst & Young LLP

Buffalo, New York

March 5, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Wheeling Island Gaming, Inc.

In our opinion, the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations and of cash flows for each of two years in the period ended December 31, 2005 present fairly, in all material respects, the financial position of Wheeling Island Gaming, Inc. and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Buffalo, New York

March 28, 2006

WHEELING ISLAND GAMING, INC.

Consolidated Balance Sheets

($000’s omitted)

	December 31,
	2006	2005
Assets

Current assets:
Cash and cash equivalents	$19,128	$11,957
Receivables	4,303	2,925
Prepaid expenses and other assets	1,300	1,104
Deferred income taxes	790	2,188

Total current assets	25,521	18,174

Property and equipment, net	86,027	90,649
Operating licenses	65,919	65,919
Goodwill	32,221	32,221
Non-compete covenant	—	2,902
Other intangible assets	2,133	2,170
Debt issuance costs	2,241	3,075

Total assets	$214,062	$215,110

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable — trade	$7,022	$4,586
Accounts payable — affiliate	440	4,489
Accrued expenses	7,730	6,735
Income taxes payable	1,508	455

Total current liabilities	16,700	16,265

Long-term debt	125,000	134,000
Deferred income tax	26,649	27,543

Total liabilities	168,349	177,808

Shareholders’ equity:
Common stock, $1 par value, 500 shares authorized, issued and outstanding in 2006 and 2005, respectively	1	1
Additional paid-in capital	5,915	5,915
Retained earnings	39,797	31,386

Total shareholders’ equity	45,713	37,302

Total liabilities and shareholder’s equity	$214,062	$215,110

The accompanying notes are an integral part

of these financial statements

WHEELING ISLAND GAMING, INC.

Consolidated Statement of Operations

($000’s omitted)

	Year ended December 31,
	2006	2005	2004

Operating revenue:
Gaming revenue	$99,385	$96,368	$100,378
Pari-mutuel revenue	7,262	7,052	6,841
Food & beverage revenue	7,818	8,273	7,782
Lodging revenue	2,334	2,528	2,468
Other revenue	2,892	2,708	1,947
	119,691	116,929	119,416

Operating expenses:
Purse expense	19,836	20,129	21,473
Gaming costs	6,060	7,095	7,440
Pari-mutuel costs	3,913	4,058	3,521
Food & beverage costs	9,481	9,453	8,444
Lodging expenses	1,207	1,208	1,239
Other expenses	550	819	739
Marketing and promotions	8,834	9,327	8,258
Facilities and maintenance	10,352	10,448	9,704
General and administrative	7,210	6,789	6,404
Business interruption insurance proceeds	(1,215)	(1,861)	—
Depreciation and amortization	11,257	11,347	11,693

	77,485	78,812	78,915

Income from operations	42,206	38,117	40,501
Interest expense, net	(13,453)	(13,967)	(14,338)
Casualty recoveries (loss)	2,876	1,893	(4,308)
Other expense, net	(113)	(69)	(254)
Income before income tax	31,516	25,974	21,601
Income tax expense	11,105	9,060	7,593

Net income	$20,411	$16,914	$14,008

The accompanying notes are an integral part

of these financial statements

WHEELING ISLAND GAMING, INC.

Consolidated Statements of Cash Flows

($000’s omitted)

	Year ended December 31,
	2006	2005	2004

Cash flows relating to operating activities:

Net income	$20,411	$16,914	$14,008
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	11,257	11,347	11,693
Deferred income tax	504	(940)	(2,857)
Other	954	916	1,148
Change in assets and liabilities:
Receivables	(1,378)	622	3,338
Prepaid expenses and other assets	(196)	162	(76)
Prepaid income taxes	—	—	2,390
Accounts payable — trade	1,521	(1,333)	(372)
Accrued expenses - affiliate	(4,049)	1,465	1,832
Accrued expenses	995	(1,702)	2,603
Income taxes payable	1,053	(317)	772

Net cash provided by operating activities	31,072	27,134	34,479

Cash flows relating to investing activities:
Payments for capital expenditures	(3,928)	(6,381)	(4,993)
Net cash used in investing activities	(3,928)	(6,381)	(4,993)

Cash flows relating to financing activities:
Change in cash overdrafts	1,027	945	756
Repayment of long-term borrowings	(9,000)	(8,250)	(16,750)
Dividends paid	(12,000)	(12,000)	(12,500)
Net cash used in financing activities	(19,973)	(19,305)	(28,494)

Net increase in cash	7,171	1,448	992

Cash balances:
Beginning of period	11,957	10,509	9,517

End of period	$19,128	$11,957	$10,509

Supplemental disclosure:
Cash paid during the period for — Income taxes	$9,548	$10,316	$7,288

Interest	$13,743	$13,251	$13,473

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

Cash and cash equivalents

The Company considers short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents.  Interest-bearing time deposits of $5.4 million and $0.2 million are included in cash and cash equivalents as of December 31, 2006 and 2005, respectively.

Fair value of financial instruments

The carrying value of the Company’s cash and cash equivalents, trade and other receivables and trade payables approximates fair value primarily because of the short maturities of these instruments.  The fair market value of the Company’s Senior Notes at December 31, 2006 was approximately $128.2 million based on their trading value in the open market.  The Company’s Revolving Credit Facility approximates fair value based upon its market-based variable interest rate.  The Revolving Credit Facility balance was zero at December 31, 2006.

Property and equipment

Property and equipment are stated at cost.  Expenditures that extend the useful lives of assets are capitalized, while repair and maintenance costs are charged to operations as incurred.  Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets.

Intangible assets

Indefinite-lived intangible assets consisting of licenses, trade name and goodwill are stated at cost which is equal to fair value at their acquisition date.  In accordance with SFAS 142, these assets are not subject to amortization for book or tax purposes.  The Company assesses such assets for impairment annually or more frequently if warranted by known economic circumstances.  The non-compete covenant has been amortized over its term of five years and was fully amortized at December 31, 2006.  The value assigned to the Company’s customer relationships is being amortized over its 20-year estimated life.

Impairment of long-lived assets, including goodwill and other intangible assets

The carrying value of long-lived assets, including property and equipment and amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  The recoverability of the carrying value of long-lived assets is assessed by estimating the undiscounted cash flows that are directly associated with and expected to arise from the use of and eventual disposition of such assets over their respective estimated useful lives. If the carrying value of the assets exceeds the estimated undiscounted cash flows, an impairment charge is recorded to the extent the carrying value of the long-lived asset exceeds its fair value.  The fair value is generally estimated based on the discounted cash flow method.

The Company evaluates its goodwill and indefinite lived intangible assets for impairment at least annually and whenever facts and circumstances indicate that the carrying value of goodwill and indefinite lived intangible assets may not be recoverable.  To assess goodwill for impairment, the carrying value of the Company is compared to the fair value of the Company.  If the carrying value of the Company exceeds its fair value, the second step in the assessment process would be performed and an impairment charge to earnings would be recorded to the extent the carrying amount of the goodwill exceeds its implied fair value.  Any carrying amount in excess of the fair value of the indefinite lived intangible assets is recorded as an impairment charge to earnings.  Fair value is generally estimated based on the discounted cash flow method.

The Company performed its annual assessment of the carrying value of the operating licenses and goodwill for impairment as of December 31, 2006.  The results of such assessment indicated that no impairment charges are required.

Preferred Player Program

The Company offers a program whereby participants can accumulate points for casino wagering that can currently be redeemed for cash, food and beverages and retail offers.  A liability and offsetting charge to promotional expense is recorded for the estimate of unredeemed points based on the Company’s redemption history.  Points redeemed for cash are recognized as a reduction in revenues while the net impact of points redeemed for food and beverage and other retail offers are recognized as promotional expenses.

Promotional Allowances

Food and beverage, lodging and other revenues do not include the retail amount of rooms, food, and beverage and entertainment provided gratuitously to customers, which totaled $8,013, $6,837 and

$5,609 for the years ended December 31, 2006, 2005 and 2004, respectively.

Advertising costs

Advertising costs are charged to operations when incurred.  During 2006, 2005 and 2004 advertising expense totaled $1,028, $961 and $1,401, respectively.

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

The federal taxable income of the Company is included in the consolidated federal income tax return of DNC and subsidiaries.  Pursuant to a tax sharing agreement, the portion of the consolidated federal income tax provision allocated to the Company is that which would result if the Company filed a federal income tax return with its subsidiaries on a stand-alone basis.  Federal income taxes included in the accompanying balance sheets at December 31, 2006 and December 31, 2005 are due to DNC.

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

2.       Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The pronouncement prescribes a recognition threshold and measurement attributable to financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company is in the process of determining the effect, if any, the adoption of FIN No. 48 will have on its financial statements.

3.       Revenues and costs

Gaming revenues represent gross revenues from slot machine gaming, or total amounts wagered, net of winning patron payouts (the “gross terminal income”) less a fee of 4% of gross terminal income paid to the Lottery Commission for administering slot machine gaming at the licensee’s race track (the “administration fee”) less taxes and withholdings.  Net terminal income (NTI) is gross terminal income less the administrative fee.  State taxes and withholding rates are lower on  NTI earned during the state fiscal year up to a predetermined threshold of $96.9 million (“base NTI”) and higher for NTI earned in excess (“excess NTI”).    The Company’s accounting policy is to estimate NTI for the state fiscal year, calculate an estimated average tax and withholding rate based on this estimate, and use this rate to calculate taxes and withholding.

State taxes and withholdings for base NTI are as follows:  30% of base NTI paid to the state’s general revenue fund, 9.5% of base NTI paid to various state funds, including funds for tourism promotion, Ohio County, employee retirement and other programs and 7% of base NTI paid to the state’s workers’ compensation debt reduction fund up until the fund reaches a maximum amount of $11.0 million in any state fiscal year.

State taxes and withholdings for excess NTI are as follows:  10% of excess NTI is paid for a surcharge (excess NTI less the 10% surcharge equals “net excess NTI”), 41% of net excess NTI is paid to the state’s general revenue fund and 9% net excess NTI is paid to various state funds, including funds for tourism promotion, Ohio County, employee retirement and other programs.

Of the total 10% surcharge referred to in the preceding paragraph, 42% is deposited into a capital reinvestment account for each racetrack. The Company is entitled to recoup monies in the capital reinvestment account for certain types of capital improvements made at the racetrack on a dollar-for-dollar basis.  During 2006, the Company recognized approximately $4.7 million in credits from the capital reinvestment account as an element of reported gaming revenue.

Gaming purse expense represents payments made to greyhound owners to supplement pari-mutuel purses as required by law.  Such payments equal 7% of base NTI, plus, an additional 7% of base NTI, once the state’s worker’s compensation debt reduction fund reaches $11.0 million, plus, an additional 8% of net excess NTI.  The Company’s policy is to estimate NTI for the state fiscal year, calculate an average gaming purse expense rate based on this estimate, and use this rate to calculate gaming purse expense.

Under annually renewable licenses granted by the State of West Virginia Racing Commission, the Company conducts live racing events and simulcasts races from other racetrack facilities.

Pari-mutuel revenue represents the Company’s commissions earned from on-site pari-mutuel wagering during live racing and simulcasting, net of state pari-mutuel taxes and simulcast commissions paid.  These commissions are calculated as specified by applicable state statutes based on percentages applied to various types of pari-mutuel wagering pools.  State pari-mutuel taxes and simulcast commissions paid are based on specified percentages of the wagering pools. The Company also receives commissions for its events that are simulcast to other racetrack facilities.  These commissions are based upon contractual percentages of amounts wagered or stated amounts per performance.  A portion of the Company’s pari-mutuel revenue and interest earned thereon are restricted by statute for capital improvements and other specific uses, and are deposited in a segregated account.  Restricted commissions amounted to $299, $300 and $305 in 2006, 2005 and 2004, respectively.  At December 31, 2006 the Company had made unreimbursed qualifying expenditures of $43 which are reimbursable from future restricted commissions earned.

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

For the fiscal year ended December 31, 2006, the Company recorded a net casualty (loss) recovery of $2,876, which is comprised of insurance reimbursements of $1,879 and $997 for the September 2004 and January 2005 floods, respectively.  Also, during 2006, the Company recorded business interruption insurance proceeds as credits to operating expenses totaling $1,215 representing $428 and $787 for the September 2004 and January 2005 floods, respectively.

For the fiscal year ended December 31, 2005, the Company recorded a net casualty loss recovery of $1,893, which is comprised of insurance reimbursements totaling $3,610 and $1,677 for the September 2004 and January 2005 floods, respectively, offset by flood-related expenses of $630 and $2,764, respectively.  Also during 2005, the Company recorded business interruption insurance proceeds recorded as credits to operating expenses totaling $1,861, representing $1,300 and $561 for the September 2004 and January 2005 floods, respectively.

5.       Receivables

Receivables at December 31, 2006 and 2005 are comprised of the following:

	December 31,
	2006	2005
West Virginia Lottery Commission	$2,540	$2,203
Pari-mutuel host fees and settlement activity	383	423
West Virginia Racing Commission	775	0
All other	605	299
	$4,303	$2,925

6.       Intangible assets

Intangible assets at December 31, 2006 and 2005 are comprised of the following:

	December, 31 2006	December, 31 2005	Estimated Life

Operating licenses	$65,919	$65,919	Indefinite
Goodwill	$32,221	$32,221	Indefinite
Non-compete covenant	$15,000	$15,000	5 years
Less: accumulated amortization	(15,000)	(12,098)
	$0	$2,902
Trade name	$1,539	$1,539	Indefinite
Customer relationships	778	778	20 years
Less: accumulated amortization	(194)	(157)
Other	10	10	Indefinite
Other intangible assets	$2,133	$2,170

The Company amortizes its finite-lived intangibles over their estimated lives on a straight-line basis.  Amortization expense of $2,939 was recorded during the fiscal year of 2006 and $3,039 was recorded during each fiscal year of 2005 and 2004.  Estimated amortization expense for the next five years is $39 per year.

7.         Property and equipment, net

	Estimated life	December 31,
	in years	2006	2005
Land	n/a	$1,865	$1,865
Land improvements	10	7,972	7,966
Buildings and improvements	40	79,908	79,474
Equipment	3 - 10	45,471	41,968
Construction in progress	n/a	449	741
		135,665	132,014
Less: accumulated depreciation		(49,638)	(41,365)
		$86,027	$90,649

Depreciation expense was $8,317, $8,308 and $8,654 for the years ended December 31, 2006, 2005 and 2004, respectively.

8.         Accounts payable - trade

Accounts payable at December 31, 2006 and 2005 are comprised of the following:

	December 31,
	2006	2005
West Virginia Lottery Commission	$4,542	$4,021
All other	2,480	565
	$7,022	$4,586

9.         Accrued expenses

Accrued expenses at December 31, 2006 and 2005 are comprised of the following:

	December 31,
	2006	2005
Preferred Player Point Liability	$1,324	$1,273
Property taxes	1,379	1,331
Interest	621	614
Payroll and benefits	1,256	1,029
Deferred income	1,645	1,567
Legal settlement	922	—
All other	583	921
	$7,730	$6,735

10.      Long-term debt

In 2001, the Company issued $125,000 in unsecured Senior Notes.  The Senior Notes bear interest at 10.125%, payable semi-annually in June and December, and mature on December 15, 2009. Issuance costs totaling $6,001 were incurred in connection with the Senior Notes and are being amortized in a manner approximating the effective interest method over the term thereof.  Amortization is included with interest expense and amounted to $753 for each of the years ended December 31, 2006, 2005 and 2004.  The related debt agreement requires the Company to comply with certain covenants, which include limitations on additional debt, restrictions on distributions to, and other transactions with, affiliates and certain investments.  The Senior Notes are fully and unconditionally guaranteed by all of the Company’s subsidiaries on a joint and several basis.  At December 31, 2006 the subsidiaries, WDRA Food Service, Inc. and Wheeling Land Development Corp., had aggregate subsidiary assets of $673, which consisted of land.

The Company may redeem all or a part of the Senior Notes at stipulated redemption prices.  The Company may also redeem the Senior Notes of any holder that is unable to comply with the provisions of any racing or gaming law.  Any holder can require the Company to redeem its Senior Notes at 101% of the principal amount thereof upon the occurrence of a change in control of the Company.

Also in 2001, the Company executed a $40,000 secured Revolving Credit Facility (Revolver) with a bank group.  In 2003, the Company executed an increase in the available commitment under the Revolver from $40,000 to $50,000.  As of December 31, 2006, the Company had no balance outstanding on the Revolver.  The Revolver includes a $5,000 letter of credit component, and is secured by the assets of the Company.  Interest is based on LIBOR plus a stated percentage or, at the Company’s option, the lead bank’s commercial base rate plus a stated percentage.  A commitment fee is payable quarterly on the unused balance.  The Revolver provides for quarterly reductions of $3,125 to the commitment, which began in December 2003, and continued until the commitment was reduced to $25,000 at September 30, 2005.  At December 31, 2006, the commitment balance remains at $25,000.  On January 19, 2007, the Revolver was amended to extend the maturity date from January 19, 2007 to April 30, 2007.  Pursuant to this amendment, Bank of America, N.A. became the sole lender under the Revolver agreement.  All other terms and conditions of the Revolver remain the same.   The Revolver debt agreement requires the Company to comply with certain covenants, which include limitations on additional debt, restrictions on distributions to, and other transactions with, affiliates, a maximum leverage ratio, a minimum cash flow coverage ratio and limitations on certain investments.  The Company is in compliance with all covenants at December 31, 2006.  Issuance costs totaling $427 were incurred in connection with the Revolver and are being amortized over its term. Amortization is included with interest expense and amounted to $81 for 2006, $85 for 2005 and $85 for 2004.

11.      Shareholder’s equity

	Common Stock	Additional Paid-in capital	Retained Earnings	Total
Balance at December 31, 2003	$1	$5,915	$24,964	$30,880
Net income			14,008	14,008
Less: Dividends Paid			(12,500)	(12,500)
Balance at December 31, 2004	$1	$5,915	$26,472	$32,388
Net income			16,914	16,914
Less: Dividends Paid			(12,000)	(12,000)
Balance at December 31, 2005	$1	$5,915	$31,386	$37,302
Net income			20,411	20,411
Less: Dividends Paid			(12,000)	(12,000)
Balance at December 31, 2006	$1	$5,915	$39,797	$45,713

12.      Income tax expense (benefit)

The provision for income taxes consists of the following:

	2006	2005	2004

Current federal tax expense	$10,601	$10,000	$10,449
Deferred federal tax expense (benefit)	504	(940)	(2,856)
	$11,105	$9,060	$7,593

During 2004, the Internal Revenue Service completed a review of the DNC’s federal income tax return for 2002.  The review resulted in the extension of the depreciable lives of certain assets for income tax purposes and certain other adjustments.  As a result of the review, the Company recorded a current income tax expense and deferred tax benefit of $1,000.  The future tax benefit of these income tax adjustments has been reflected as a component of deferred income taxes in the accompanying balance sheets.

The Company is not subject to state income tax.

For the 2007 income tax year and beyond, DNC has resolved to elect Subchapter S income tax status and the Company intends to elect Qualified Subchapter S Subsidiary status.  Accordingly, income tax attributes of the Company will pass through to the shareholder and income taxes deferred by the Company at December 31, 2006 will be reversed and recognized as a component of income tax in the 2007 consolidated statement of income.

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory rate to income before income tax as a result of the following:

	2006	2005	2004

Income tax at statutory rate	$11,031	$9,091	$7,560
Other adjustments	74	(31)	33

Income tax expense	$11,105	$9,060	$7,593

Deferred tax assets (liabilities) consist of the following:

	2006	2005

Other intangibles	$2,746	$2,067
Accrued flood expenses	0	1,435
Other	790	753
Gross deferred tax assets	3,536	4,255

Property and equipment	(6,323)	(6,538)
Licenses	(23,072)	(23,072)
Gross deferred tax liabilities	($29,395)	($29,610)

Net deferred tax liabilities	($25,859)	($25,355)

13.      Related party transactions

In 2001, the Company entered into an administrative services agreement and a tax sharing agreement with DNC G&E and DNC.  Pursuant to the administrative services agreement, the Company pays an annual administrative services fee equal to the greater of 1.5% of the preceding year’s total operating revenues or $1,200 for certain support services provided to the Company.  During 2006, 2005 and 2004, the Company recorded administrative services fees of $1,923, $1,929 and $1,741, respectively.  Pursuant to the tax sharing agreement, the Company pays DNC the amount of tax that would be payable by the Company if it had filed a separate consolidated federal income tax return on a stand-alone basis.

The Company invests its excess cash in a segregated account administered by DNC under its centralized cash management program.  At December 31, 2006 and 2005, the Company had $5,370 and $225 invested with DNC, respectively.  During 2006, 2005 and 2004, respectively, the Company earned interest income of $297, $49 and $11, respectively.

The Company participates in a comprehensive insurance program maintained by DNC.  Risk-based premiums charged by and reimbursed to DNC amounted to $2,467 in 2006, $2,399 in 2005 and $1,599 in 2004.

On December 28, 2006, the Company paid a cash dividend of $12,000 to DNC G&E.  In 2005 and 2004 cash dividends of $12,000 and $12,500, respectively, were paid to DNC G&E.

14.      Retirement plans

All full-time employees participate in a retirement savings plan administered by DNC.  Non-union employees are entitled to share in a discretionary Company contribution to this plan.  Union employees also participate in a union-sponsored defined contribution plan.  Total expense relating to the retirement plans was $254 in 2006, $318 in 2005 and $188 in 2004.

Pursuant to West Virginia statute, 1.0% of base NTI and 0.5% of any excess NTI is deposited to the retirement savings plan on behalf of all employees.  Such amounts are not included as an element of the Company’s expenses.

15.      Commitments

In connection with its pari-mutuel operations, the Company leases totalisator services, video and peripheral equipment under agreements expiring at various dates through 2007.  Expense related to such services is determined primarily as a percentage of the pari-mutuel handle or stated amounts per performance.  During 2006, 2005 and 2004, this expense totaled $648, $745 and $716, respectively.

In connection with its gaming operations, the Company leases 82 slot machines.   Lease expense for these machines during 2006, 2005 and 2004 totaled $128, $116 and $184, respectively.

16.      Litigation

The Company is party to a number of pending legal proceedings in the ordinary course of business, although management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on the Company’s financial condition or results of operations.

17.      Risks and uncertainties

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

On July 5, 2004, legislation was enacted in Pennsylvania permitting the introduction of slot machine gaming in that state.  On December 20, 2006, the Pennsylvania Gaming Control Board approved 11 applications for permanent slot-machine gaming operator licenses.  Two of these licenses were awarded to planned slot operations which will compete in the Company’s primary market.  The Company’s primary market consists of the 150-mile radius around Wheeling and includes the western Pennsylvania market area that includes Pittsburgh.  The Company expects the introduction of slot machine gaming in the western Pennsylvania market to have a material adverse impact on its business, financial condition and results of operations.

Ohio currently does not permit any form of casino gaming.  If gaming legislation similar to that which has been approved in West Virginia and Pennsylvania were approved in Ohio, there would be seven racetracks in Ohio that could potentially compete with the Company for gaming customers in the Ohio market.