Form 10-Q
period 2007-04-01
WHEELING ISLAND GAMING INC
filed 2007-05-14
CIK 1166041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 1, 2007

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

i

Part I.  FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

WHEELING ISLAND GAMING, INC.

Consolidated Balance Sheets

($000’s omitted, except per share amounts)

	April 1,
	2007	December 31,
	Unaudited	2006
Assets

Current assets:
Cash and cash equivalents	$21,771	$19,128
Receivables	5,101	4,303
Prepaid expenses and other assets	1,582	1,300
Deferred income taxes	—	790

Total current assets	28,454	25,521

Property and equipment, net	85,958	86,027
Operating licenses	65,919	65,919
Goodwill	32,221	32,221
Other intangible assets	2,123	2,133
Debt issuance costs	2,050	2,241

Total assets	216,725	214,062

Liabilities and Shareholder’s Equity

Current liabilities:
Accounts payable—trade	4,316	7,022
Accounts payable—affiliate	830	440
Accrued expenses	7,852	7,730
Income taxes payable	0	1,508

Total current liabilities	12,998	16,700

Long-term debt	125,000	125,000
Deferred income tax	—	26,649

Total liabilities	137,998	168,349

Shareholder’s equity:
Common stock, $1 par value, 500 shares authorized, issued and outstanding in each of 2007 and 2006	1	1
Additional paid-in capital	5,915	5,915
Retained earnings	72,811	39,797

Total shareholder’s equity	78,727	45,713

Total liabilities and shareholder’s equity	$216,725	$214,062

WHEELING ISLAND GAMING, INC.

Consolidated Statements of Operations

($000’s omitted)

Unaudited

	Three Months Ended
	April 1,	April 2,
	2007	2006

Operating revenue:
Gaming revenue	$24,053	$24,978
Pari-mutuel revenue	1,793	1,894
Food & beverage revenue	1,886	1,979
Lodging revenue	450	490
Other revenue	797	702
	28,979	30,043

Operating expenses:
Purse expense	4,887	5,036
Gaming expenses	1,526	1,607
Pari-mutuel expenses	899	1,006
Food & beverage expenses	2,198	2,368
Lodging expenses	256	273
Other expenses	129	154
Marketing and promotions	2,090	2,137
Facilities and maintenance	2,662	2,820
General and administrative	1,802	1,502
Business interruption insurance proceeds	—	(1,215)
Depreciation and amortization	2,087	2,833

	18,536	18,521

Operating income	10,443	11,522
Interest expense, net	(3,291)	(3,592)
Casualty loss recoveries	—	2,484
Other expense, net	3	(117)
Income before income tax	7,155	10,297
Income tax (benefit) expense	(25,859)	3,605

Net Income	$33,014	$6,692

WHEELING ISLAND GAMING, INC.
Consolidated Statements of Cash Flows
($000’s omitted)
Unaudited

	Three Months Ended
	April 1,	April 2,
	2007	2006

Cash flows relating to operating activities:

Net Income	$33,014	$6,692
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,087	2,833
Deferred income tax	(25,859)	48
Other	192	330
Change in assets and liabilities:
Receivables	(799)	(3,678)
Prepaid expenses and other assets	(282)	(589)
Accounts payable — trade	(2,738)	(737)
Accounts payable — affiliate	390	(3,481)
Accrued expenses	122	1,744
Income taxes payable	(1,508)	3,302

Net cash provided by operating activities	4,619	6,464

Cash flows relating to investing activities:
Payments for capital expenditures	(1,976)	(708)
Net cash used in investing activities	(1,976)	(708)

Cash flows relating to financing activities:
Changes in cash overdrafts	—	753
Repayment of long-term borrowings	—	(7,500)
Net cash used in financing activities	—	(6,747)

Net increase (decrease) in cash	2,643	(991)

Cash balances:
Beginning of period	19,128	11,957

End of period	$21,771	$10,966

WHEELING ISLAND GAMING, INC.

Notes to Consolidated Financial Statements
($000’s omitted)

1.         Business and Ownership

Wheeling Island Gaming, Inc. is a wholly owned subsidiary of Delaware North Companies Gaming & Entertainment, Inc. (DNC G&E).  DNC G&E is a wholly owned subsidiary of Delaware North Companies, Incorporated (DNC).

2.         Basis of Presentation

The consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X.  In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Wheeling Island Gaming, Inc. and its subsidiaries (the “Company”).  The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 21, 2007.

The Company’s fiscal year begins on January 1 and ends on December 31.  Fiscal quarters of the Company end on the Sunday nearest March 31, June 30 and September 30 of each year.  The three-month period ended April 1, 2007 consisted of 91 days, and the three-month period ended April 2, 2006 consisted of 92 days.

Certain prior year amounts have been reclassified in order to conform to the presentation used in the unaudited financial statements for the three-month period ended April 1, 2007.

3.         Income Taxes

The provision for income taxes consists of the following:

	Three Months Ended
	April 1, 2007	April 2, 2006

Current federal tax expense	$0	$3,557

Deferred federal tax (benefit) expense	(25,859)	48

	$(25,859)	$3,605

Federal income taxes included in the accompanying balance sheets at April 1, 2007 and December 31, 2006 are due to or receivable from DNC, as applicable.  The Company is not subject to state income tax.

The Company elected Qualified Subchapter S Subsidiary status for federal income tax purposes effective January 1, 2007.  Accordingly, income tax attributes of the Company pass through to the ultimate shareholders and deferred income taxes at December 31, 2006 were reversed and recognized as a component of income tax (benefit) expense during the three-month period ended April 1, 2007.  This event had no effect on the Company’s cash flows or cash balances.

4.         Related Party Transactions

Pursuant to an administrative services agreement with DNC G&E and DNC, the Company pays an annual administrative services fee equal to the greater of 1.5% of the preceding year’s total operating revenues or $1,200 for certain support services provided to the Company.  During the three-month periods ended April 1, 2007 and April 2, 2006, the Company recorded administrative services fees of $501 and $481, respectively.

The Company invests its excess cash in a segregated account administered by DNC under its centralized cash management program.  At April 1, 2007 and April 2, 2006, the Company had $9,813 and $254 invested in this program, respectively.  During the three-month periods ended April 1, 2007 and April 2, 2006, the Company recorded interest income of $87 and $13, respectively.

5.         Casualty Losses and Related Recoveries

In September 2004 and January 2005, the Company’s gaming and racing facilities were damaged as a result of flooding of the Ohio River.  On each occasion, the Company incurred substantial repair costs and was forced to suspend all business operations for several days resulting in a loss of operating profits.  As of December 31, 2006, all casualty and business interruption losses and loss recoveries related to these floods had been recorded.  For the three-month period ended April 2, 2006, the Company recorded flood-related net casualty loss recoveries and business interruption insurance proceeds of $2,484 and $1,215, respectively.

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

Casualty Losses and Related Recoveries

In September 2004 and January 2005, our gaming and racing facilities were damaged as a result of flooding of the Ohio River.  On each occasion, we incurred substantial repair costs and were forced to suspend all operations for several days, resulting in a loss of operating profits.  As of December 31, 2006, all casualty and business interruption losses and loss recoveries related to these floods had been recorded.  For the three-month period ended April 2, 2006, we recorded flood-related net casualty loss recoveries and business interruption insurance proceeds of $2.5 million and $1.2 million, respectively.

General

We own and operate Wheeling Island Racetrack & Gaming Center, or Wheeling Island, a premier gaming and entertainment complex located in Wheeling, West Virginia.  Wheeling Island features 2,327 slot machines, a hotel, showroom, greyhound racetrack, pari-mutuel wagering on live greyhound racing and simulcast greyhound, thoroughbred and harness racing and various dining venues.

On December 13, 2006, we commenced work on a $7.5 million gaming floor expansion.  This will enable us to relocate many of the slot machines out of the lower, Fairgrounds area, which is in the flood plain, to the upper, Island Room Expansion area, which is above the flood plain.  It will add nearly 13,000 square feet to the facility and is expected to be completed in June 2007.

Recent Events

On March 8, 2007, the West Virginia State House and Senate gave final approval to legislation that would allow West Virginia’s four racetracks to pursue blackjack, roulette and similar casino table games.  The Governor of West Virginia signed the bill on March 21, 2007.  The bill permits local elections in each of the four racetrack counties with respect to authorizing the table games.  Wheeling Island is located in Ohio County where a local election will occur on June 9, 2007.  We plan to commence table gaming at our facility if Ohio County voters authorize these table games.

Results of Operations

Three Months Ended April 1, 2007 Compared to Three Months Ended April 2, 2006

Net gaming revenues were $24.1 million for the three-month period ended April 1, 2007, a decrease of $0.9 million, or 3.7%, from $25.0 million for the three-month period ended April 2, 2006.  The decrease in net gaming revenues was primarily attributable to a $2.4 million decrease in gross terminal income resulting in a $1.2 million decrease in net gaming revenues.  The decrease in gross terminal income was primarily attributable to inclement weather which reduced guest visitations.  The decrease in net gaming revenue was partially offset by an average tax and withholding rate reduction that resulted in increased net gaming revenues of $0.2 million for the three-month period ended April 1, 2007 in comparison to the comparable period in the prior year.  The average tax and withholding rate reduction relates to our policy for recognizing the State of West Virginia taxes and withholdings retained from our gross terminal income.  Our policy is to estimate net terminal income for the state fiscal year, calculate an estimated average tax and withholding rate based on this estimate, and use this rate to calculate taxes and withholdings.  Net terminal income is gross terminal income less a 4.0% administrative fee withheld by the State of West Virginia.  State taxes and withholdings rates are lower on net terminal income up to a predetermined threshold of $96.9 million and higher for income earned in excess.  We anticipate the introduction of slot machine gaming in the western Pennsylvania market in fiscal year 2007 will have an adverse impact on our net terminal income.  Therefore, our estimates for net terminal income are lower for the July 1, 2006 to June 30, 2007 state fiscal year in comparison to the comparable period in the prior year.  As a result, our estimated average tax and withholding rate was 48.0% for the three-months ended April 1, 2007, a decrease of 0.4% from 48.4% for the three-month period ended April 2, 2006.

Pari-mutuel revenues for the three-month period ended April 1, 2007 were $1.8 million, a $0.1 million decrease, or 5.3%, from $1.9 million for the three-month period ended April 2, 2006.  The decrease in pari-mutuel revenues was due primarily to a $0.1 million decrease in live greyhound racing revenues.  Live greyhound racing handle for the three-month period ended April 1, 2007 was $6.0 million, a $0.7 million decrease, or 10.6%, from $6.7 million for the three-month period ended April 2, 2006.  The decrease in live greyhound racing handle was principally due to the cancellation of several live performances due to inclement weather.

Food and beverage revenues were $1.9 million for the three-month period ended April 1, 2007, a decrease of $0.1 million, or 4.7%, from $2.0 million for the three-month period ended April 2, 2006.  The decrease in food and beverage revenues was due mostly to a $0.1 million decrease in beverage sales.  The decrease in beverage sales was primarily due to fewer guest visitations and less consumption, primarily attributable to inclement weather.

Lodging revenues were $0.5 million for the three-month period ended April 1, 2007 and were unchanged from the three-month period ended April 2, 2006.

Other revenues were $0.8 million for the three-month period ended April 1, 2007, an increase of $0.1 million, or 13.5%, from $0.7 million for the three-month period ended April 2, 2006.  The increase in other revenues was mostly due to a $0.1 million increase in service fee revenues from automated bank teller machines resulting from a new service provider agreement with more favorable terms.

Purse expense for the three-month period ended April 1, 2007 was $4.9 million, a decrease of $0.1 million, or 3.0%, from $5.0 million for the comparable period in the prior year.  The $0.1 million decrease in purse expense was primarily attributable to reduced gross terminal income resulting in a decrease in video lottery purse withholdings, which was partially offset by an increase in our average video lottery purse withholding rate.  The decrease in gross terminal income was primarily attributable to inclement weather which reduced guest visitations.  The increase in the average video lottery purse withholding rate relates to our policy for recognizing the video lottery purse withholdings retained from our gross terminal income.  Our policy is to estimate net terminal income for the state fiscal year, calculate an estimated average video lottery purse withholding rate based on this estimate, and use this rate to calculate the withholdings.  Net terminal income is gross terminal income less a 4.0% administrative fee withheld by the State of West Virginia.  The video lottery purse withholding rate is higher on net terminal income up to a predetermined threshold of $96.9 million and lower for income earned in excess.  We anticipate the introduction of slot machine gaming in the western Pennsylvania market in fiscal year 2007 will have an adverse impact on our net terminal income.  Therefore, our estimates for net terminal income are lower for the July 1, 2006 to June 30, 2007 state fiscal year in comparison to the comparable period in the prior year.  As a result, our estimated average video lottery purse withholding rate was 9.1% for the three-month period ended April 1, 2007, an increase of 0.2%, from 8.9% for the three-month period ended April 2, 2006.

Gaming expenses were $1.5 million for the three-month period ended April 1, 2007, a decrease of $0.1 million, or 5.0%, from $1.6 million for the three-month period ended April 2, 2006.  The decrease in gaming expenses was primarily due to a $0.1 million decrease in cage operations labor expense.  The decrease in cage operations labor expense was principally due to labor force reductions as a result of increased customer usage of the ticket-in ticket-out automated ticket redemption machines.

Pari-mutuel expenses were $0.9 million for the three-month period ended April 1, 2007, a decrease of $0.1 million, or 10.6%, from $1.0 million for the comparable period in the prior year.  The decrease in pari-mutuel expenses is primarily due to 17 less live greyhound racing performances during the three-month period ended April 1, 2007 in comparison to the comparable period in the prior year.  The decrease in the number of live racing performances was a result of inclement weather and a reduction in the racing schedule during the three-month period ended April 1, 2007 in comparison to the comparable period in the prior year.

Food and beverage expenses for the three-month period ended April 1, 2007 were $2.2 million, a decrease of $0.2 million, or 7.2%, from $2.4 million for the three-month period ended April 2, 2006.  The decrease in food and beverage expenses was due primarily to a $0.2 million decrease in the cost of food as a result of new and improved alliances with key food purveyors.

Lodging expenses were $0.3 million for the three-month period ended April 1, 2007 and were unchanged from the three-month period ended April 2, 2006.

Other operating expenses were $129,000 for the three-month period ended April 1, 2007, a decrease of $25,000 or 16.2%, from $154,000 for the comparable period in the prior year.  The decrease in other expenses was primarily due to a decrease in entertainment expenses.

Marketing and promotions expenses were $2.1 million for the three-month period ended April 1, 2007 and were unchanged from the three-month period ended April 2, 2006.

Facilities and maintenance expenses were $2.7 million for the three-month period ended April 1, 2007, a decrease of $0.1 million, or 5.6%, from $2.8 million for the three-month period ended April 2, 2006.  The decrease in facilities and maintenance expense was due mostly to a $0.1 million decrease in utilities expenses.  The decrease in utilities expenses was primarily due to a natural gas credit resulting from a one-time gas inventory adjustment from our gas supplier.

General and administrative expenses were $1.8 million for the three-month period ended April 1, 2007, an increase of $0.3 million, or 20.0%, from $1.5 million for the three-month period ended April 2, 2006.  The increase in general and administrative expenses was primarily due to a $0.3 million increase in legal expenses associated with a lawsuit settled during the three-month period ended April 1, 2007.  The lawsuit settlement was recorded in fiscal year 2006 and is disclosed in footnote number 9 to the notes to the audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

There were no business interruption insurance proceeds recorded during the three-month period ended April 1, 2007.  Business interruption insurance proceeds of $1.2 million were recorded in the three-month period ended April 2, 2006.  These business interruption insurance proceeds relate to losses incurred during the September 2004 and January 2005 Ohio River floods as more fully described above.

Depreciation and amortization expenses for the three-month period ended April 1, 2007 were $2.1 million, a decrease of $0.7 million, or 26.3%, from $2.8 million for the three-month period ended April 2, 2006.  The decrease in depreciation and amortization expense was primarily due to the full amortization of our $15.0 million non-compete agreement in December 2006.

Interest expense, net of interest income, was $3.3 million for the three-month period ended April 1, 2007, a decrease of $0.3 million, or 8.4%, from $3.6 million for the three-month period ended April 2, 2006.  The decrease in interest expense, net of interest income, was primarily due to lower interest expense of $0.2 million due to decreased borrowings under our revolving credit facility and increased interest income of $0.1 million due to higher average cash balances in interest-bearing accounts.

There were no net casualty loss recoveries for the three-month period ended April 1, 2007.  Net casualty loss recoveries of $2.5 million were recorded for the three-month period ended April 2, 2006.  These net casualty loss recoveries relate to losses incurred during the September 2004 and January 2005 Ohio River floods as more fully described above.

Other expense, net, which is a deduction from operating income, for the three-month period ended April 1, 2007 was $1,000.  Other expense, net for the three-month period ended April 2, 2006 was $0.1 million and primarily represents a loss on the disposition of assets destroyed in the January 2005 Ohio River flood.

An income tax benefit of $25.9 million was recorded for the three-month period ended April 1, 2007 and an income tax expense of $3.6 million was recorded for the three-month period ended April 2, 2006.  We elected Qualified Subchapter S Subsidiary status for federal income tax purposes effective January 1, 2007.  Accordingly, our income tax attributes pass through to the ultimate shareholders and our deferred income taxes at December 31, 2006 in the amount of $25.9 million were reversed and recognized as a component of income tax (benefit) expense during the three-month period ended April 1, 2007.  This event had no effect on our cash flows or cash balances.

Liquidity and Capital Resources

As of April 1, 2007, we had cash and cash equivalents of $21.8 million.  Our principal source of liquidity during the three-month period ended April 1, 2007 and the three-month period ended April 2, 2006 consisted of cash provided by operating activities.

The cash provided by operating activities for the three-month period ended April 1, 2007 was $4.6 million, a $1.9 million decrease, from $6.5 million for the three-month period ended April 2, 2006.  The decrease was primarily due to a $3.1 million decrease in income before income taxes, partially offset by a decrease in income tax payments during the three-month period ended April 1, 2007 in comparison to the three-month period ended April 1, 2006.

Cash used in investing activities for the three-month period ended April 1, 2007 was $2.0 million, a $1.3 million increase, from $0.7 million for the three-month period ended April 2, 2006.  The increase in cash used for investing activities was due primarily to higher capital expenditures associated with a gaming floor expansion expected to be completed in June 2007.

There were no cash flows relating to financing activities during the three-month period ended April 1, 2007 and $6.7 million used for financing activities during the three-month period ended April 2, 2006.  The $6.7 million used in financing activities during the three-month period ended April 2, 2006 was primarily a result of $7.5 million in repayments under our revolving credit facility.  During the three-month period ended April 1, 2007, no repayments were made under our revolving credit facility as no amounts were outstanding.

As of April 1, 2007, we had no balance drawn against the revolving credit facility and the total commitment balance was $25.0 million.  The revolving credit facility matured in April 2007 and a new revolving credit facility, maturing on April 30, 2008, was executed effective April 30, 2007.  The terms of the new revolving credit facility are similar to the terms of the revolving credit facility that matured in April 2007.

We elected Qualified Subchapter S Subsidiary status for federal income tax purposes effective January 1, 2007.  Accordingly, our income tax attributes pass through to the ultimate shareholders and deferred income taxes at December 31, 2006 were reversed and recognized as a component of income tax (benefit) expense during the three-month period ended April 1, 2007.  This event had no effect on our cash flows or cash balances.

Pursuant to our tax sharing agreement with DNC, we intend to make periodic distributions to DNC in amounts approximating the tax obligation associated with our net income.

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

Changes in Internal Control over Financial Reporting

There have not been any significant changes to the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.        Legal Proceedings

We are a party to a number of legal proceedings that have arisen in the ordinary course of our business.  We believe that the outcome of such proceedings will not have a material adverse effect on our operating results or financial condition.

ITEM 1A.     Risk Factors

The risk factors included in our Annual Report on Form 10-K for the fiscal year ending December 31, 2006, or the 2006 Form 10-K, have not materially changed except as disclosed below.

Potential Impact of Labor Union Pension Fund Deficit

On October 17, 2006, the trustees of the UFCW Local 23 Employers Pension Fund advised the eight largest participating employers contributing to the defined benefit pension fund (including us) that there was a significant deficiency in the funding status.  The trustees of the fund have recommended that all employers contributing to the fund increase their contributions in order to eliminate this shortfall.  Since filing the 2006 Form 10-K, we have finalized our evaluation of our options and decided to increase our contribution to the fund which will result in an additional cost of approximately $0.1 million per annum.  We will continue to monitor the funding status.

ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.        Defaults Upon Senior Securities

None.

ITEM 4.        Submission of Matters to a Vote of Security Holders

None.

ITEM 5.        Other Information

2007 Target Incentive Plan Awards

The DNC Compensation Committee has established performance measures for the 2007 cycle under the Target Incentive Plan for the position of Chief Executive Officer.  In addition, senior management has established performance measures for the 2007 cycle as it relates to the positions of President, Vice President of Marketing, Vice President of Finance and Vice President of Gaming Operations.  The base bonus compensation payable to our Chief Executive Officer will be computed as a percentage of base salary ranging from a minimum of 0% to 50%.  The base bonus compensation for our President is computed as a percentage of base salary ranging from a minimum of 0% to a maximum of 60%.  The base bonus compensation for our Vice President of Marketing is computed as a percentage of base salary ranging from a minimum of 0% to a maximum of 40%.  The base bonus compensation for our Vice President of Finance and Vice President of Gaming Operations is computed as a percentage of base salary ranging from a minimum of 0% to a maximum of 30%.  The 2007 cycle under the Target Incentive Plan began on January 1, 2007 and will end on December 31, 2007.  Performance measures for the 2007 cycle consists of 60% for financial objectives and 40% for business objectives for the position of Chief Executive Officer and 50% for financial objectives and 50% for business objectives for the positions of President, Vice President of Marketing, Vice President of Finance and Vice President of Gaming Operations.  For the position of Chief Executive Officer, the (i) financial objectives are based 10% on DNC operating profit, 20% on DNC G&E operating profit and 30% on DNC G&E pre-tax profit and (ii) business objectives are based 20% on the development of new DNC G&E business opportunities, 10% on the implementation of table gaming at Wheeling Island Gaming, Inc. and 10% on achievement of DNC payment card industry compliance.  For the position of President, the (i) financial objectives are based 10% on DNC G&E operating profit and 40% on Wheeling Island Gaming, Inc. operating profit and (ii) business objectives are based 20% on the development of new DNC G&E business opportunities, 15% on the implementation of table gaming at Wheeling Island Gaming, Inc., 10% on improvement of guest satisfaction scores at Wheeling Island Gaming, Inc., and 5% on the development and implementation of succession planning programs at Wheeling Island Gaming, Inc.  Business and Financial objectives for the Vice President of Marketing, Vice President of Finance and the Vice President of Gaming Operations apply solely to Wheeling Island Gaming, Inc.  For the position of Vice President of Marketing, the (i) financial objective is based on operating profit and (ii) business objectives are based 20% on retention and growth of revenues, 10% on the implementation of table gaming, 10% on implementation of guest satisfaction programs and 10% for the implementation of succession planning programs.  For the position of Vice President of Finance, the (i) financial objective is based on operating profit and (ii) business objectives are based 15% on the development and implementation of business improvement processes, 15% on the implementation of table gaming, 10% on compliance with the Sarbanes Oxley Act and 10% for the implementation of succession planning programs.  For the position of Vice President of Gaming Operations, the (i) financial objective is based on operating profit and (ii) business objectives are based 25% on the development and implementation of business improvement processes, 15% on the implementation of guest satisfaction programs and 10% on for the implementation of succession planning programs.

The DNC Compensation Committee has also established performance measures for the 2007 cycle under the Target Incentive Plan as it relates to an additional bonus consisting solely of financial objectives for the positions of Chief Executive Officer, President, Vice President of Marketing, Vice President of Finance and Vice President of Gaming Operations.  For the position of Chief Executive Officer, the additional bonus will be based solely on DNC G&E’s operating profit and for the remaining executive officers the additional bonus will be based solely on Wheeling Island Gaming, Inc.’s operating profit.

Appointment of Michael A. Maestle to the Office of Vice President of Gaming Operations

On May 11, 2007, Michael A. Maestle was appointed to the office of Vice President of Gaming Operations effective immediately.  From 1988 to March 2006, Mr. Maestle held various management positions at Wheeling Island Gaming, Inc.  From April 2006 to May 2007, Mr. Maestle served as our Senior Director of Slot Operations.

In connection with this appointment, Mr. Maestle will receive an annual base salary of $120,000 and will be eligible to participate in our Target Incentive Plan.  Payout for the 2007 cycle will be contingent upon achievement of established goals.  Senior management has established performance measures for the 2007 cycle under the Target Incentive Plan for Mr. Maestle, as well as our other executive officers, as described above.   We have not entered into any employment agreement or any other type of termination or change in control agreement with Mr. Maestle.  There have been no transactions or proposed transactions between us (or our affiliates) and Mr. Maestle in which Mr. Maestle has had or is to have a direct or indirect material interest (other than in his capacity as Vice President of Gaming Operations), and there are no family relationships between Mr. Maestle and any of our other executive officers or directors.

ITEM 6.	Exhibits

(a)	Exhibits

	Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.3	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELING ISLAND GAMING, INC.
(Registrant)

Date: May 14, 2007	By:	/s/ PHILLIP B. SIMONS
Phillip B. Simons
Vice President of Finance
(principal financial officer and chief
accounting officer)