Form 10-Q
period 2007-07-01
WHEELING ISLAND GAMING INC
filed 2007-08-09
CIK 1166041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 1, 2007

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

WHEELING ISLAND GAMING, INC.

Consolidated Balance Sheets

($000’s omitted, except per share amounts)

	July 1,
	2007 Unaudited	December 31, 2006

Assets

Current assets:
Cash and cash equivalents	$16,235	$19,128
Receivables	7,582	4,303
Prepaid expenses and other assets	2,874	1,300
Deferred income taxes	0	790

Total current assets	26,691	25,521

Property and equipment, net	89,906	86,027
Operating licenses	65,919	65,919
Goodwill	32,221	32,221
Other intangible assets	2,114	2,133
Debt issuance costs	1,861	2,241

Total assets	218,712	214,062

Liabilities and Shareholder’s Equity

Current liabilities:
Accounts payable – trade	4,061	7,022
Accounts payable – affiliate	557	440
Accrued expenses	5,149	7,730
Income taxes payable	0	1,508

Total current liabilities	9,767	16,700

Long-term debt	125,000	125,000
Deferred income tax	0	26,649

Total liabilities	134,767	168,349

Shareholder’s equity:
Common stock, $1 par value, 500 shares authorized, issued and outstanding in each of 2007 and 2006	1	1
Additional paid-in capital	5,915	5,915
Retained earnings	78,029	39,797

Total shareholder’s equity	83,945	45,713

Total liabilities and shareholder’s equity	$218,712	$214,062

WHEELING ISLAND GAMING, INC.

Consolidated Statements of Income

($000’s omitted)

Unaudited

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Operating revenue:
Gaming revenue	$23,000	$24,589	$47,053	$49,567
Pari-mutuel revenue	1,901	1,765	3,694	3,659
Food & beverage revenue	1,963	1,939	3,849	3,918
Lodging revenue	497	549	947	1,109
Other revenue	816	758	1,613	1,390
	28,177	29,600	57,156	59,643
Operating expenses:
Purse expense	4,708	4,889	9,595	9,925
Gaming expenses	1,646	1,542	3,172	3,149
Pari-mutuel expenses	955	956	1,854	1,962
Food & beverage expenses	2,289	2,381	4,487	4,749
Lodging expenses	280	304	536	577
Other expenses	103	136	232	290
Marketing and promotions	2,323	2,131	4,413	4,268
Facilities and maintenance	2,485	2,638	5,147	5,458
General and administrative	2,912	1,609	4,714	3,111
Business interruption insurance proceeds	0	0	0	(1,215)
Depreciation and amortization	2,086	2,840	4,173	5,673

	19,787	19,426	38,323	37,947

Operating income	8,390	10,174	18,833	21,696
Interest expense, net	(3,171)	(3,299)	(6,462)	(6,891)
Casualty loss recovery	0	354	0	2,838
Other (expense) income, net	(1)	1	2	(116)
Income before income tax	5,218	7,230	12,373	17,527

Income tax expense (benefit)	0	2,530	(25,859)	6,135

Net income	$5,218	$4,700	$38,232	$11,392

WHEELING ISLAND GAMING, INC.

Consolidated Statements of Cash Flows

($000’s omitted)

Unaudited

	Six Months Ended
	July 1, 2007	July 2, 2006

Cash flows relating to operating activities:
Net income	$38,232	$11,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,173	5,673
Deferred income tax	(25,859)	96
Other	378	538
Change in assets and liabilities:
Receivables	(3,279)	(4,554)
Prepaid expenses and other assets	(1,574)	29
Accounts payable – trade	(3,150)	(63)
Accounts payable – affiliate	117	(3,861)
Accrued expenses	(2,581)	(1,433)
Income taxes payable	(1,508)	1,284
Net cash provided by operating activities	4,949	9,101

Cash flows relating to investing activities:

Payments for capital expenditures	(7,842)	(1,621)
Net cash used in investing activities	(7,842)	(1,621)

Cash flows relating to financing activities:
Change in cash overdrafts	0	986
Repayment of long-term borrowings	0	(8,000)
Net cash used in financing activities	0	(7,014)

Net increase in cash	(2,893)	466

Cash balances:
Beginning of period	19,128	11,957

End of period	$16,235	$12,423

WHEELING ISLAND GAMING, INC.

Notes to Consolidated Financial Statements

($000’s omitted)

1.                       Business and Ownership

Wheeling Island Gaming, Inc. (the “Company”) is a wholly owned subsidiary of Delaware North Companies Gaming & Entertainment, Inc. (DNC G&E).  DNC G&E is a wholly owned subsidiary of Delaware North Companies, Incorporated (DNC).

2.                       Basis of Presentation

The consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X.  In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company and its subsidiaries.  The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, or fiscal year 2006, filed with the Securities and Exchange Commission on March 21, 2007.

The Company’s fiscal year begins on January 1 and ends on December 31.  Fiscal quarters of the Company end on the Sunday nearest March 31, June 30 and September 30 of each year.  The three-month and six-month periods ended July 1, 2007 consisted of 91 days and 182 days, respectively.  The three-month and six-month periods ended July 2, 2006 consisted of 91 days and 183 days, respectively.

3.                       Income Taxes

The provision for income taxes for the three-month and six-month periods consist of the following:

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Current federal tax expense	$0	$2,482	$0	$6,039

Deferred federal tax expense (benefit)	0	48	(25,859)	96

	$0	$2,530	$(25,859)	$6,135

Federal income taxes included in the accompanying balance sheet at December 31, 2006 are due to or receivable from DNC, as applicable.  The Company is not subject to state income tax.

The Company elected Qualified Subchapter S Subsidiary status for federal income tax purposes effective January 1, 2007.  Accordingly, income tax attributes of the Company pass through to the ultimate shareholders and deferred income taxes at December 31, 2006 were reversed and recognized as a component of income tax expense (benefit) during the six-month period ended July 1, 2007.  This event had no effect on the Company’s cash flows or cash balances.

4.                       Related Party Transactions

Pursuant to an administrative services agreement with DNC G&E and DNC, the Company pays an annual administrative services fee equal to the greater of 1.5% of the preceding year’s total operating revenues or $1,200 for certain support services provided to the Company.  During the three-month periods ended July 1, 2007 and July 2, 2006, the Company recorded administrative services fees of $501 and $481, respectively.  During the six-month periods ended July 1, 2007 and July 2, 2006, the Company recorded administrative services fees of $1,002 and $962, respectively.

The Company invests its excess cash in a segregated account administered by DNC under its centralized cash management program.  At July 1, 2007 and July 2, 2006, the Company had $7,244 and $929 invested in this program, respectively.  During the three-month periods ended July 1, 2007 and July 2, 2006, the Company recorded interest income of $113 and $35, respectively.  During the six-month periods ended July 1, 2007 and July 2, 2006, the Company recorded interest income of $200 and $48, respectively.

5.                       Casualty Losses and Related Recoveries

In September 2004 and January 2005, the Company’s gaming and racing facilities were damaged as a result of flooding of the Ohio River.  On each occasion, the Company incurred substantial repair costs and was forced to suspend all business operations for several days, resulting in a loss of operating profits.  As of December 31, 2006, all casualty and business interruption losses and loss recoveries related to these floods has been recorded.  For the three-month and six-month periods ended July 2, 2006, the Company recorded net casualty loss recoveries of $354 and $2,838, respectively.  For the six-month period ended July 2, 2006, the Company recorded business interruption insurance proceeds of $1,215.

6.                       Table Gaming Pre-opening and Referendum Expenses

On March 8, 2007, the West Virginia State House and Senate gave final approval to legislation that would allow West Virginia’s four racetracks to pursue blackjack, roulette and similar casino table games.  The Governor of West Virginia signed the bill on March 21, 2007.  The bill permitted local elections in each of the four racetrack counties with respect to authorizing the table games.  The Company is located in Ohio County where a local referendum occurred on June 9, 2007 and voters authorized table games operations, which the Company intends to commence.  For the three-month period ended July 1, 2007, the

Company recorded referendum-related expenses, which are included in general and administrative expenses, and table gaming pre-opening expenses, which are included in gaming expenses, of $1,231 and $390, respectively.  For the six-month period ended July 1, 2007, the Company recorded referendum-related expenses, which are included in general and administrative expenses, and table gaming pre-opening expenses, which are included in gaming expenses, of $1,331 and $390, respectively.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that we “expect,” “estimate,” “anticipate,” or “believe” and all other statements concerning future financial results, product or service offerings or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of applicable securities legislation and regulations.  Forward-looking statements involve known and unknown factors, risks and uncertainties, which may cause our actual results in future periods to differ materially from those expressed in any forward-looking statements.  Given these risks and uncertainties, you are cautioned not to place undue reliance on any forward-looking statements.

Casualty Losses and Related Recoveries

In September 2004 and January 2005, our gaming and racing facilities were damaged as a result of flooding of the Ohio River.  On each occasion, we incurred substantial repair costs and were forced to suspend all operations for several days, resulting in a loss of operating profits.  As of December 31, 2006, all casualty and business interruption losses and loss recoveries related to these floods has been recorded.  For the three-month and six-month periods ended July 2, 2006, we recorded flood-related net casualty loss recoveries of $0.4 million and $2.8 million, respectively.  For the six-month period ended July 2, 2006, we recorded business interruption insurance proceeds of $1.2 million.

General

We own and operate Wheeling Island Racetrack & Gaming Center, or Wheeling Island, a premier gaming and entertainment complex located in Wheeling, West Virginia.  Wheeling Island features 2,131 slot machines, a hotel, showroom, greyhound racetrack, pari-mutuel wagering on live greyhound racing and simulcast greyhound, thoroughbred and harness racing and various dining venues.

On December 13, 2006, we commenced work on a $7.5 million gaming floor expansion which was completed in June 2007.  The project added nearly 13,000 square feet to our gaming facility.

Recent Events

On March 8, 2007, the West Virginia State House and Senate gave final approval to legislation that would allow West Virginia’s four racetracks to pursue blackjack, roulette and similar casino table games.  The Governor of West Virginia signed the bill on March 21, 2007.  The bill permitted local elections in each of the four racetrack counties with respect to authorizing the table games.  We are located in Ohio County where a local referendum occurred on June 9, 2007 and voters authorized table games operations, which we intend to commence.  For the three-month period ended July 1, 2007, we recorded referendum-related expenses, which are included in general and administrative expenses, and table gaming pre-opening expenses, which are included in gaming expenses of $1.2 million and $0.4 million, respectively.  For the six-month period ended July 1, 2007, we recorded referendum-related expenses, which are included in general and administrative expenses, and table gaming pre-opening expenses, which are included in gaming expenses, of $1.3 million and $0.4 million, respectively.

Results of Operations

Three Months Ended July 1, 2007 Compared to Three Months Ended July 2, 2006

Net gaming revenues were $23.0 million for the three-month period ended July 1, 2007, a decrease of $1.6 million, or 6.5%, from $24.6 million for the three-month period ended July 2, 2006.  The decrease was primarily attributable to a $2.0 million decrease in gross terminal income, resulting in a $1.1 million decrease in net gaming revenues and an increase in the redemption of Preferred Players coupons for cash, which are recognized as reductions of gaming revenues. The decrease in gross terminal income was primarily attributable to the effects of new competition from the Meadows Racetrack and Casino.  The Meadows Racetrack and Casino, which is located 35 miles to the east of Wheeling in Washington, Pennsylvania, opened in June 2007.

Pari-mutuel revenues for the three-month period ended July 1, 2007 were $1.9 million, a $0.1 million increase, or 7.7%, from $1.8 million for the three-month period ended July 2, 2006.  The increase in pari-mutuel revenues was due primarily to a $0.2 million increase in live greyhound racing revenues.  Live greyhound racing handle for the three-month period ended July 1, 2007 was $6.5 million, an increase of $0.7 million, or 12.2%, from $5.8 million for the three-month period ended April 2, 2006.  The increase in live greyhound racing handle was principally due to two additional greyhound racing events and additional handle per event.

Food and beverage revenues were $2.0 million for the three-month period ended July 1, 2007, an increase of $0.1 million, or 1.2%, from $1.9 million for the three-month period ended July 2, 2006.  The increase in food and beverage revenues was primarily due to reduced complimentary coupon offerings which required customers to purchase food and beverages.

Lodging revenues were $0.5 million for the three-month period ended July 1, 2007 and were unchanged from the three-month period ended July 2, 2006.

Other revenues were $0.8 million for the three-month period ended July 1, 2007 and were unchanged from the three-month period ended July 2, 2006.

Purse expense was $4.7 million for the three-month period ended July 1, 2007, a decrease of $0.2 million, or 3.7%, from $4.9 million for the comparable period in the prior year.  The $0.2 million decrease in purse expense was primarily attributable to reduced gross terminal income, resulting in a decrease in video lottery purse withholdings.  The decrease in gross terminal income was primarily attributable to the effects of new competition from the Meadows Racetrack and Casino as stated above.

Gaming expenses were $1.6 million for the three-month period ended July 1, 2007, an increase of $0.1 million, or 6.7%, from $1.5 million for the three-month period ended July 2, 2006.  The increase in gaming expenses was primarily due to $0.4 million in pre-opening table gaming expenses.  This was partially offset by a decrease in cage operations labor expense which was principally due to labor force reductions as a result of increased customer usage of the ticket-in ticket-out automated ticket redemption machines.

Pari-mutuel expenses were $1.0 million for the three-month period ended July 1, 2007 and were unchanged from the three-month period ended July 2, 2006.

Food and beverage expenses were $2.3 million for the three-month period ended July 1, 2007, a decrease of $0.1 million, or 3.9%, from $2.4 million for the three-month period ended July 2, 2006.  The decrease in food and beverage expenses was due primarily to reduced payroll costs associated with staffing vacancies.

Lodging expenses were $0.3 million for the three-month period ended July 1, 2007 and were unchanged from the three-month period ended July 2, 2006.

Other operating expenses were $0.1 million for the three-month period ended July 1, 2007 and were unchanged from the three-month period ended July 2, 2006.

Marketing and promotions expenses were $2.3 million for the three-month period ended July 1, 2007, an increase of $0.2 million, or 9.0%, from $2.1 million for the three-month period ended July 2, 2006.  The $0.2 million increase in marketing and promotions expenses was primarily due to an increase in direct mail promotions.

Facilities and maintenance expenses were $2.5 million for the three-month period ended July 1, 2007, a decrease of $0.1 million, or 5.8%, from $2.6 million for the three-month period ended July 2, 2006.  The decrease in facilities and maintenance expense was primarily attributable to a $0.1 million decrease in insurance expenses due primarily to insurance premium reductions.

General and administrative expenses were $2.9 million for the three-month period ended July 1, 2007, an increase of $1.3 million, or 81.0%, from $1.6 million for the three-month period ended July 2, 2006.  The increase in general and administrative expenses was primarily due to the $1.2 million in expenses related to the local table gaming referendum that voters authorized on June 9, 2007.

Depreciation and amortization expenses for the three-month period ended July 1, 2007 were $2.1 million, a decrease of $0.7 million, or 26.5%, from $2.8 million for the three-month period ended July 2, 2006.  The decrease in depreciation and amortization expense was primarily due to the full amortization of our $15.0 million non-compete agreement with WHX in December 2006. On December 19, 2001, we entered into a $15.0 million non-compete agreement with WHX, which formerly owned 50% of our common stock.

Interest expense, net of interest income, was $3.2 million for the three-month period ended July 1, 2007, a decrease of $0.1 million, or 3.9%, from $3.3 million for the three-month period ended July 2, 2006.  The decrease in interest expense, net of interest income, was primarily due to a $0.1 million increase in interest income due to higher average cash balances in interest-bearing accounts.

There were no net casualty loss recoveries for the three-month period ended July 1, 2007.  Net casualty loss recoveries of $0.4 million were recorded for the three-month period ended July 2, 2006, of which $0.2 million relate to each of the September 2004 and January 2005 Ohio River floods as further described above.

There was no income tax expense for the three-month period ended July 1, 2007 as we elected Qualified Subchapter S Subsidiary status for federal income tax purposes effective January 1, 2007.  Income tax expense for the three-month period ended July 2, 2006 was $2.5 million reflecting a 35% effective tax rate.

Six Months Ended July 1, 2007 Compared to Six Months Ended July 2, 2006

Net gaming revenues were $47.1 million for the six-month period ended July 1, 2007, a decrease of $2.5 million, or 5.1%, from $49.6 million for the six-month period ended July 2, 2006.  The decrease was primarily attributable to a $4.4 million decrease in gross terminal income, resulting in a $2.3 million decrease in net gaming revenues and an increase in the redemption of Preferred Players coupons for cash, which are recognized as reductions of gaming revenues.  The decrease in gross terminal income was primarily attributable to inclement weather during the three-month period ended April 1, 2007 which reduced guest visitations and the effect of new competition from the Meadows Racetrack and Casino as stated above.

Pari-mutuel revenues were $3.7 million for the six-month period ended July 1, 2007 and were unchanged from the six-month period ended July 2, 2006.

Food and beverage revenues were $3.8 million for the six-month period ended July 1, 2007, a decrease of $0.1 million, or 1.8%, from $3.9 million for the six-month period ended July 2, 2006. The decrease in food and beverage revenues was primarily due to a decrease in beverage sales due to fewer guest visitations and consumption primarily attributable to inclement weather during the three-month period ended April 1, 2007.

Lodging revenues were $0.9 million for the six-month period ended July 1, 2007, a decrease of $0.2 million, or 14.6%, from $1.1 million for the six-month period ended July 2, 2006.  The decrease in lodging revenues was primarily due to reduced hotel room inventory as a result of an increase in complimentary rooms during peak weekend nights.

Other revenues were $1.6 million for the six-month period ended July 1, 2007, an increase of $0.2 million, or 16.0%, from $1.4 million for the six-month period ended July 2, 2006.  The increase in other revenues was principally due to an increase in service fee revenues from automated teller machines resulting from a new service provider agreement with more favorable terms.

Purse expense was $9.6 million for the six-month period ended July 1, 2007, a decrease of $0.3 million, or 3.3%, from $9.9 million for the six-month period ended July 2, 2006.  The $0.3 million decrease in purse expense was primarily attributable to a $4.4 million decrease in gross terminal income, resulting in a decrease of $0.4 million in video lottery purse withholdings.  The decrease in gross terminal income was primarily attributable to inclement weather during the three-month period ended April 1, 2007 which reduced guest visitations and the effects of new competition from the Meadows Racetrack and Casino as stated above.

Gaming expenses were $3.2 million for the six-month period ended July 1, 2007, an increase of $0.1 million, or 0.7%, from $3.1 million for the six-month period ended July 2, 2006.  The increase in gaming expenses was primarily due to $0.4 million in pre-opening table gaming expenses.  This increase was partially offset by a decrease in cage operations labor expense which was principally due to labor force reductions as a result of increased customer usage of the ticket-in ticket-out automated ticket redemption machines.

Pari-mutuel expenses were $1.9 million for the six-month period ended July 1, 2007, a decrease of $0.1 million, or 5.5%, from $2.0 million for the six-month period ended July 2, 2006.  The decrease in pari-mutuel expenses was primarily due to decreased live greyhound racing operating expenses as a result of more effective cost controls and 15 fewer live greyhound racing performances.

Food and beverage expenses were $4.5 million for the six-month period ended July 1, 2007, a decrease of $0.2 million, or 5.5%, from $4.7 million for the six-month period ended July 2, 2006.  The decrease in food and beverage expenses was due primarily to reduced payroll costs associated with staffing vacancies.

Lodging expenses were $0.5 million for the six-month period ended July 1, 2007, a decrease of $0.1 million, or 7.1%, from $0.6 million for the six-month period ended July 2, 2006.  The decrease in lodging expenses was due principally to reduced revenues, resulting in a decrease in variable expenses.

Other operating expenses were $0.2 million for the six-month period ended July 1, 2007, a decrease of $0.1 million, or 20.0%, from $0.3 million for the six-month period ended July 2, 2006.  The decrease in other operating expenses was primarily attributable to decreased entertainment and retail expenses.

Marketing and promotions expenses were $4.4 million for the six-month period ended July 1, 2007, an increase of $0.1 million, or 3.4%, from $4.3 million for the six-month period ended July 2, 2006.  The increase in marketing and promotions expenses was primarily due to an increase in direct mail promotions.

Facilities and maintenance expenses were $5.1 million for the six-month period ended July 1, 2007, a decrease of $0.4 million, or 5.7%, from $5.5 million for the six-month period ended July 2, 2006.  The decrease in facilities and maintenance expenses was primarily attributable to decreases of $0.2 million in supplies and repairs and maintenance expenses due to more effective cost controls, $0.1 million in utilities expense due primarily to more favorable natural gas rates, $0.1 million in insurance expense due primarily to insurance premium reductions.

General and administrative expenses were $4.7 million for the six-month period ended July 1, 2007, an increase of $1.6 million, or 51.5%, from $3.1 million for the six-month period ended July 2, 2006.  The increase in general and administrative expenses was primarily due to the $1.3 million in campaign expenses related to the local table gaming referendum that voters authorized on June 9, 2007 and a $0.3 million increase in legal expenses associated with a lawsuit settled during the three-month period ended April 1, 2007.  The lawsuit settlement was recorded in fiscal year 2006 and is disclosed in Note 9 to the audited financial statements included in the Annual Report on Form 10-K for fiscal year 2006.

There were no business interruption proceeds recorded during the six-month period ended July 1, 2007.  Business interruption proceeds of $1.2 million were recorded in the six-month period ended July 2, 2006.  These business interruption proceeds relate to losses incurred during the September 2004 and January 2005 Ohio River floods as further described above.

Depreciation and amortization expenses for the six-month period ended July 1, 2007 were $4.2 million, a decrease of $1.5 million, or 26.4%, from $5.7 million for the six-month period ended July 2, 2006.  The decrease in depreciation and amortization expense was primarily due to the full amortization of our $15.0 million non-compete agreement with WHX in December 2006. On December 19, 2001, we entered into a $15.0 million non-compete agreement with WHX, which formerly owned 50% of our common stock.

Interest expense, net of interest income, was $6.5 million for the six-month period ended July 1, 2007, a decrease of $0.4 million, or 6.2%, from $6.9 million for the six-month period ended July 2, 2006.  The decrease in interest expense, net of interest income, was primarily due to a $0.2 million increase in interest income and a decrease in commitment fees related to our revolving credit facility.  Interest income increased due to higher average cash balances in interest-bearing accounts and commitment fees decreased as a result of a reduction in our commitment balance and the rate applied against our unused balance.

There were no net casualty loss recoveries for the six-month period ended July 1, 2007.  Net casualty loss recoveries of $2.8 million were recorded for the six-month period ended July 2, 2006.  These casualty loss recoveries relate to losses incurred during the September 2004 and January 2005 Ohio River floods as further described above.

Other (expense) income, net was income of $2,000 during the six-month period ended July 1, 2007 and expense of $116,000 during the six-month period ended July 2, 2006.  The $118,000 decrease is primarily attributable to a loss on sale of equipment recorded during the six-month period ended July 2, 2006.

An income tax benefit of $25.9 million was recorded for the six-month period ended July 1, 2007 and an income tax expense of $6.1 million was recorded for the six-month period ended July 2, 2006.  We elected Qualified Subchapter S Subsidiary status for federal income tax purposes effective January 1, 2007.  Accordingly, our income tax attributes pass through to the ultimate shareholders and our deferred income taxes at December 31, 2006 in the amount of $25.9 million were reversed and recognized as a component of income tax expense (benefit) during the six-month period ended July 1, 2007.  This event had no effect on our cash flows or cash balances.  Income tax expense for the six-month period ended July 2, 2006 was based on a 35% effective tax rate.

Liquidity and Capital Resources

As of July 1, 2007, we had cash and cash equivalents of $16.2 million.  Our principal source of liquidity during the six-month period ended July 1, 2007 and the six-month period ended July 2, 2006 consisted of cash provided by operating activities.

The cash provided by operating activities for the six-month period ended July 1, 2007 was $4.9 million, a $4.2 million decrease from $9.1 million for the six-month period ended July 2, 2006.  The decrease was primarily due to a $2.9 million decrease in operating income, a $1.5 million increase in prepaid expenses due to the purchase of a table gaming license, a $1.5 million decrease in depreciation and amortization expense and a $1.7 million decrease in cash flows primarily due to changes in other balance sheet accounts, partially offset by a $3.4 million decrease in income tax payments.  Depreciation and amortization expense is a non-cash charge that is added back to net income to arrive at cash provided by operating activities.

Cash used in investing activities for the six-month period ended July 1, 2007 was $7.8 million, a $6.2 million increase from $1.6 million for the six-month period ended July 2, 2006.  The increase in cash used for investing activities was due primarily to higher capital expenditures associated with a gaming floor expansion completed in June 2007.

There were no cash flows relating to financing activities during the six-month period ended July 1, 2007, whereas $7.0 million was used in financing activities during the six-month period ended July 2, 2006.  The $7.0 million used in financing activities during the six-month period ended July 2, 2006 was primarily a result of $8.0 million in repayments under our revolving credit facility.  During the six-month period ended July 1, 2007, no repayments were made under our revolving credit facility as no amounts were outstanding.

As of July 1, 2007, we had no balance drawn against the revolving credit facility and the total commitment balance was $15.0 million.  The revolving credit facility matured in April 2007 and a new revolving credit facility, maturing on April 30, 2008, was executed effective April 30, 2007.  The new revolving credit facility commitment balance was reduced from $25.0 million to $15.0 million.  All other terms are similar to the revolving credit facility that matured in April 2007.

We elected Qualified Subchapter S Subsidiary status for federal income tax purposes effective January 1, 2007.  Accordingly, our income tax attributes pass through to the ultimate shareholders and deferred income taxes at December 31, 2006 were reversed and recognized as a component of income tax (benefit) expense during the six-month period ended July 1, 2007.  This event had no effect on our cash flows or cash balances.

Pursuant to our tax sharing agreement with DNC, we intend to make periodic distributions to DNC in amounts approximating the tax obligation associated with our net income.  During the six-month period ended July 1, 2007, no tax distributions were made to DNC.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

None.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officers and principal financial officer, has carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on such evaluation, the Company’s principal executive officers and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be disclosed by the Company in this quarterly report on Form 10-Q was recorded, processed, summarized, disclosed and reported within the time periods specified by the rules of the Securities and Exchange Commission.

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

ITEM 1A.                Risk Factors

The risk factors included in our Annual Report on Form 10-K for fiscal year 2006 have not materially changed.

ITEM 2.                         Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.                         Defaults Upon Senior Securities

None.

ITEM 4.                         Submission of Matters to a Vote of Security Holders

None.

ITEM 5.                         Other Information

Effective April 30, 2007, we entered into a new credit agreement by and among the Company, as Borrower, the Lenders referred to therein and Bank of America, N.A.  A copy of the credit agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

ITEM 6.                         Exhibits

Exhibit 10.1	Credit Agreement by and among the Company, as Borrower, the Lenders referred to therein and Bank of America, N.A.
Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.3	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELING ISLAND GAMING, INC.
(Registrant)

Date: August 9, 2007	By:	/s/ PHILLIP B. SIMONS
Phillip B. Simons
Vice President of Finance
(principal financial officer and chief
accounting officer)