Form 10-Q
period 2007-09-30
WHEELING ISLAND GAMING INC
filed 2007-11-13
CIK 1166041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended September 30, 2007

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

WHEELING ISLAND GAMING, INC.

Consolidated Balance Sheets

($000’s omitted, except per share amounts)

	September 30,
	2007 Unaudited	December 31, 2006

Assets

Current assets:
Cash and cash equivalents	$19,373	$19,128
Receivables	6,883	4,303
Prepaid expenses and other assets	2,832	1,300
Deferred income taxes	—	790

Total current assets	29,088	25,521

Property and equipment, net	92,872	86,027
Operating licenses	65,919	65,919
Goodwill	32,221	32,221
Other intangible assets	2,104	2,133
Debt issuance costs	1,669	2,241

Total assets	223,873	214,062

Liabilities and Shareholder’s Equity

Current liabilities:
Accounts payable – trade	3,661	7,022
Accounts payable – affiliate	699	440
Accrued expenses	8,451	7,730
Income taxes payable	—	1,508

Total current liabilities	12,811	16,700

Long-term debt	125,000	125,000
Deferred income tax	—	26,649

Total liabilities	137,811	168,349

Shareholder’s equity:
Common stock, $1 par value, 500 shares authorized, issued and outstanding in each of 2007 and 2006	1	1
Additional paid-in capital	5,915	5,915
Retained earnings	80,146	39,797

Total shareholder’s equity	86,062	45,713

Total liabilities and shareholder’s equity	$223,873	$214,062

WHEELING ISLAND GAMING, INC.

Consolidated Statements of Income

($000’s omitted)

Unaudited

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006

Operating revenue:
Gaming revenue	$19,119	$26,172	$66,172	$75,739
Pari-mutuel revenue	1,753	1,900	5,447	5,559
Food & beverage revenue	1,693	1,947	5,542	5,865
Lodging revenue	625	615	1,572	1,724
Other revenue	620	718	2,233	2,108
	23,810	31,352	80,966	90,995
Operating expenses:
Purse expense	4,165	5,258	13,760	15,183
Gaming expenses	2,238	1,472	5,410	4,621
Pari-mutuel expenses	1,016	1,002	2,870	2,964
Food & beverage expenses	2,165	2,380	6,652	7,129
Lodging expenses	328	310	864	887
Other expenses	116	138	348	428
Marketing and promotions	2,093	2,415	6,506	6,683
Facilities and maintenance	2,434	2,489	7,581	7,947
General and administrative	1,730	1,490	6,444	4,601
Business interruption insurance proceeds	—	—	—	(1,215)
Depreciation and amortization	2,155	2,826	6,328	8,499

	18,440	19,780	56,763	57,727

Operating income	5,370	11,572	24,203	33,268
Interest expense, net	(3,265)	(3,382)	(9,727)	(10,273)
Casualty loss recovery	—	—	—	2,838
Other (expense) income, net	12	2	14	(114)
Income before income tax	2,117	8,192	14,490	25,719

Income tax expense (benefit)	—	2,868	(25,859)	9,003

Net income	$2,117	$5,324	$40,349	$16,716

WHEELING ISLAND GAMING, INC.

Consolidated Statements of Cash Flows

($000’s omitted)

Unaudited

	Nine Months Ended
	September 30, 2007	October 1, 2006

Cash flows relating to operating activities:
Net income	$40,349	$16,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,328	8,499
Deferred income tax	(25,859)	143
Other	561	747
Change in assets and liabilities:
Receivables	(2,580)	(4,554)
Prepaid expenses and other assets	(1,532)	(267)
Accounts payable – trade	(3,377)	(364)
Accounts payable – affiliate	259	(3,811)
Accrued expenses	721	2,160
Income taxes payable	(1,508)	1,112
Net cash provided by operating activities	13,362	20,381

Cash flows relating to investing activities:
Payments for capital expenditures	(13,117)	(2,934)
Net cash used in investing activities	(13,117)	(2,934)

Cash flows relating to financing activities:
Change in cash overdrafts	—	432
Repayment of long-term borrowings	—	(9,000)
Net cash used in financing activities	—	(8,568)

Net increase in cash	245	8,879

Cash balances:
Beginning of period	19,128	11,957

End of period	$19,373	$20,836

WHEELING ISLAND GAMING, INC.

Notes to Consolidated Financial Statements

($000’s omitted)

1.                          Business and Ownership

Wheeling Island Gaming, Inc. (the “Company”) is a wholly owned subsidiary of Delaware North Companies Gaming & Entertainment, Inc. (DNC G&E). DNC G&E is a wholly owned subsidiary of Delaware North Companies, Incorporated (DNC).

2.                          Basis of Presentation

The consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company and its subsidiaries. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes of the Company included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2006, or fiscal year 2006, with the Securities and Exchange Commission on March 21, 2007.

The Company’s fiscal year begins on January 1 and ends on December 31. Fiscal quarters of the Company end on the Sunday nearest March 31, June 30 and September 30 of each year. The three-month and nine-month periods ended September 30, 2007 consisted of 91 days and 273 days, respectively. The three-month and nine-month periods ended October 1, 2006 consisted of 91 days and 274 days, respectively.

3.                          Income Taxes

The provision for income taxes for the three-month and nine-month periods consist of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006

Current federal tax expense	$0	$2,821	$0	$8,860

Deferred federal tax expense (benefit)	—	47	(25,859)	143

	$0	$2,868	$(25,859)	$9,003

Federal income taxes included in the accompanying balance sheet at December 31, 2006 are due to or receivable from DNC, as applicable. The Company is not subject to state income tax.

The Company elected Qualified Subchapter S Subsidiary status for federal income tax purposes effective January 1, 2007. Accordingly, income tax attributes of the Company pass through to the ultimate shareholders and deferred income taxes at December 31, 2006 were reversed and recognized as a component of income tax expense (benefit) during the nine-month period ended September 30, 2007. This event had no effect on the Company’s cash flows or cash balances.

4.                          Related Party Transactions

Pursuant to an administrative services agreement with DNC G&E and DNC, the Company pays an annual administrative services fee equal to the greater of 1.5% of the preceding year’s total operating revenues or $1,200 for certain support services provided to the Company. During the three-month periods ended September 30, 2007 and October 1, 2006, the Company recorded administrative services fees of $501 and $481, respectively. During the nine-month periods ended September 30, 2007 and October 1, 2006, the Company recorded administrative services fees of $1,503 and $1,443, respectively.

The Company invests its excess cash in a segregated account administered by DNC under its centralized cash management program. At September 30, 2007 and October 1, 2006, the Company had $10,274 and $10,146 invested in this program, respectively. During the three-month periods ended September 30, 2007 and October 1, 2006, the Company recorded interest income of $76 and $65, respectively. During the nine-month periods ended September 30, 2007 and October 1, 2006, the Company recorded interest income of $276 and $113, respectively.

5.                          Casualty Losses and Related Recoveries

In September 2004 and January 2005, the Company’s gaming and racing facilities were damaged as a result of flooding of the Ohio River. On each occasion, the Company incurred substantial repair costs and was forced to suspend all business operations for several days resulting in a loss of operating profits. As of December 31, 2006, all casualty and business interruption losses and loss recoveries related to these floods has been recorded. For the nine-month period ended October 1, 2006, the Company recorded net casualty loss recoveries of $2,838 and business interruption insurance proceeds of $1,215.

6.                          Table Gaming Pre-opening and Referendum Expenses

On March 8, 2007, the West Virginia State House and Senate gave final approval to legislation that would allow West Virginia’s four racetracks to pursue blackjack, roulette and similar casino table games. The Governor of West Virginia signed the bill on March 21, 2007. The bill permitted local elections in each of the four racetrack counties with respect to authorizing the table games. The Company is located in Ohio County where a local referendum occurred on June 9, 2007 and voters authorized table games operations. On October 19, 2007, the Company began table gaming operations with 20 poker tables. The Company intends to add an additional 43 table games including blackjack, roulette and craps. For the three-month and nine-month periods ended September 30, 2007, the Company recorded referendum-related expenses, which are included in general and administrative expenses, of $72 and $1,403, respectively. For the three-month and nine-month periods ended September 30, 2007, the Company recorded table gaming pre-opening expenses, which are included in gaming expenses, of $958 and $1,348, respectively.

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

Casualty Losses and Related Recoveries

In September 2004 and January 2005, our gaming and racing facilities were damaged as a result of flooding of the Ohio River. On each occasion, we incurred substantial repair costs and were forced to suspend all operations for several days, resulting in a loss of operating profits. As of December 31, 2006, all casualty and business interruption losses and loss recoveries related to these floods has been recorded. For the nine-month period ended October 1, 2006, we recorded net casualty loss recoveries of $2.8 million and business interruption insurance proceeds of $1.2 million.

General

We own and operate Wheeling Island Racetrack & Gaming Center, or Wheeling Island, a premier gaming and entertainment complex located in Wheeling, West Virginia. Wheeling Island features approximately 2,150 slot machines, 20 poker tables (as described further in “Recent Events”), a hotel, showroom, greyhound racetrack, pari-mutuel wagering on live greyhound racing and simulcast greyhound, thoroughbred and harness racing and various dining venues.

On December 13, 2006, we commenced work on a gaming floor expansion which was completed in June 2007. The project added nearly 13,000 square feet to our gaming facility.

Recent Events

On March 8, 2007, the West Virginia State House and Senate gave final approval to legislation that would allow West Virginia’s four racetracks to pursue blackjack, roulette and similar casino table games. The Governor of West Virginia signed the bill on March 21, 2007. The bill permitted local elections in each of the four racetrack counties with respect to authorizing the table games. We are located in Ohio County where a local referendum occurred on June 9, 2007 and voters authorized table games operations. On October 19, 2007, we began table gaming operations with 20 poker tables. We intend to add an additional 43 table games including blackjack, roulette and craps. For the three-month and nine-month periods ended September 30, 2007, the Company recorded referendum-related expenses, which are included in general and administrative expenses, of $0.1 million and $1.4 million, respectively. For the three-month and nine-month periods ended September 30, 2007, the Company recorded table gaming pre-opening expenses, which are included in gaming expenses, of $1.0 million and $1.3 million, respectively.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended October 1, 2006

Net gaming revenues were $19.1 million for the three-month period ended September 30, 2007, a decrease of $7.1 million, or 26.9%, from $26.2 million for the three-month period ended October 1, 2006. The decrease was primarily attributable to a $14.4 million decrease in gross terminal income resulting in a $7.5 million decrease in net gaming revenues, partially offset by a $0.4 million average video lottery terminal gaming taxes and withholdings, or VLT gaming tax, reduction. The decrease in gross terminal income was primarily attributable to the effects of new competition from the Meadows Racetrack and Casino. The Meadows Racetrack and Casino, which is located 35 miles to the east of Wheeling in Washington, Pennsylvania, opened in June 2007. The average VLT gaming tax reduction relates to our policy for recognizing the State of West Virginia average VLT gaming tax retained from our gross terminal income. Our policy is to estimate net terminal income for the state fiscal year, calculate an estimated average VLT gaming tax rate based on this estimate, and use this rate to calculate the average VLT gaming tax. Net terminal income is gross terminal income less a 4.0% administrative fee withheld by the State of West Virginia. State VLT gaming tax withholding rates are lower on net terminal income up to a predetermined threshold of $96.9 million and higher for income earned in excess. Our estimates for net terminal income are lower for the July 1, 2007 to June 30, 2008 state fiscal year compared to the prior year due to increased competition as noted above. As a result, our estimated average VLT gaming tax rate was 46.7% for the three-month period ended September 30, 2007, a decrease of 1.0% from 47.7% for the three-month period ended October 1, 2006.

Pari-mutuel revenues for the three-month period ended September 30, 2007 were $1.8 million, a $0.1 million decrease, or 7.7%, from $1.9 million for the three-month period ended October 1, 2006. The decrease in pari-mutuel revenues was primarily due to a $0.1 million decrease in live greyhound racing revenues. The decrease was primarily due to less live greyhound racing events and less handle per racing event. There was less live greyhound racing events as a result of management’s decision to eliminate less profitable racing events on select days and less handle per racing event as a result of less property visitations attributable to the effects of new competition from the Meadows Racetrack and Casino as stated above.

Food and beverage revenues were $1.7 million for the three-month period ended September 30, 2007, a decrease of $0.2 million, or 13.0%, from $1.9 million for the three-month period ended October 1, 2006. The decrease in food and beverage revenues was primarily due to reduced food and beverage business volume as a result of fewer property visitations attributable to the effects of new competition from the Meadows Racetrack and Casino as stated above.

Lodging revenues were $0.6 million for the three-month period ended September 30, 2007 and were unchanged from the three-month period ended October 1, 2006.

Other revenues were $0.6 million for the three-month period ended September 30, 2007, a decrease of $0.1 million, or 13.6%, from $0.7 million for the three-month period ended October 1, 2006. The decrease in other revenues was primarily due to lower retail and parking revenues as a result of fewer property visitations attributable to the effects of new competition from the Meadows Racetrack and Casino as stated above.

Purse expense was $4.2 million for the three-month period ended September 30, 2007, a decrease of $1.1 million, or 20.8%, from $5.3 million for the comparable period in the prior year. The decrease was primarily attributable to a $14.4 million decrease in gross terminal income resulting in a $1.3 million decrease in video lottery terminal purse withholdings, partially offset by a $0.2 million increase associated with an increase in the average video lottery terminal purse withholding rate for the three-month period ended September 30, 2007 compared to the comparable period in the prior year. The decrease in gross terminal income was primarily attributable to the effects of new competition from the Meadows Racetrack and Casino as stated above. The average video lottery terminal purse withholding rate increase relates to our policy for recognizing the State of West Virginia purse withholdings retained from our gross terminal income. Our policy is to estimate net terminal income for the state fiscal year, calculate an estimated average video lottery purse withholding rate based on this estimate, and use this rate to calculate video lottery purse withholdings. Net terminal income is gross terminal income less a 4.0% administrative fee withheld by the State of West Virginia. State video lottery terminal purse withholding rates are higher on net terminal income up to a predetermined threshold of $96.9 million and lower for income earned in excess. Our estimates for net terminal income are lower for the July 1, 2007 to June 30, 2008 state fiscal year compared to the prior year due primarily to increased competition as noted above. As a result, our estimated video lottery purse withholding rate was 9.9% for the three-month period ended September 30, 2007, an increase of 0.7% from 9.2% for the three-month period ended October 1, 2006.

Gaming expenses were $2.2 million for the three-month period ended September 30, 2007, an increase of $0.7 million, or 52.0%, from $1.5 million for the three-month period ended October 1, 2006. The increase in gaming expenses was primarily due to $1.0 million in pre-opening table gaming expenses. This increase was partially offset by a decrease in cage operations labor expense which was principally due to labor force reductions as a result of increased customer usage of the ticket-in ticket-out automated ticket redemption machines.

Pari-mutuel expenses were $1.0 million for the three-month period ended September 30, 2007 and were unchanged from the three-month period ended October 1, 2006.

Food and beverage expenses were $2.2 million for the three-month period ended September 30, 2007, a decrease of $0.2 million, or 9.0%, from $2.4 million for the three-month period ended October 1, 2006. The decrease in food and beverage expenses was due primarily to reduced net food cost as a result of reduced revenues and cost savings.

Lodging expenses were $0.3 million for the three-month period ended September 30, 2007 and were unchanged from the three-month period ended October 1, 2006.

Other operating expenses were $0.1 million for the three-month period ended September 30, 2007 and were unchanged from the three-month period ended October 1, 2006.

Marketing and promotions expenses were $2.1 million for the three-month period ended September 30, 2007, a decrease of $0.3 million, or 13.3%, from $2.4 million for the three-month period ended October 1, 2006. The $0.3 million decrease in marketing and promotions expenses was primarily due to reduced direct mail promotions.

Facilities and maintenance expenses were $2.4 million for the three-month period ended September 30, 2007, a decrease of $0.1 million, or 2.2%, from $2.5 million for the three-month period ended October 1, 2006. The decrease in facilities and maintenance expense was primarily attributable to a $0.1 million decrease in repairs and maintenance expenses as a result of recent capital improvements which reduced the respective repairs and maintenance requirements.

General and administrative expenses were $1.7 million for the three-month period ended September 30, 2007, an increase of $0.2 million, or 16.1%, from $1.5 million for the three-month period ended October 1, 2006. The increase in general and administrative expenses was due to $0.1 million in unanticipated expenses related to the local table gaming referendum that voters authorized on June 9, 2007 and $0.1 million in additional legal expenses primarily associated with legal disputes arising in prior years.

Depreciation and amortization expenses for the three-month period ended September 30, 2007 were $2.2 million, a decrease of $0.6 million, or 23.7%, from $2.8 million for the three-month period ended October 1, 2006. The decrease in depreciation and amortization expense was primarily due to the full amortization of our $15.0 million non-compete agreement that we entered into with WHX Entertainment Corporation on December 19, 2001. WHX Entertainment Corporation formerly owned 50% of our common stock.

Interest expense, net of interest income, was $3.3 million for the three-month period ended September 30, 2007, a decrease of $0.1 million, or 3.5%, from $3.4 million for the three-month period ended October 1, 2006. The decrease in interest expense, net of interest income, was primarily due to decreased administrative and commitment fees associated with our new revolving credit facility which is further described below.

There was no income tax expense for the three-month period ended September 30, 2007 as we elected Qualified Subchapter S Subsidiary status for federal income tax purposes effective January 1, 2007. Income tax expense for the three-month period ended October 1, 2006 was $2.9 million reflecting a 35% effective tax rate.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended October 1, 2006

Net gaming revenues were $66.2 million for the nine-month period ended September 30, 2007, a decrease of $9.5 million, or 12.6%, from $75.7 million for the nine-month period ended October 1, 2006. The decrease was primarily attributable to a $18.8 million decrease in gross terminal income resulting in a $9.8 million decrease in net gaming revenues and a $0.3 million increase in the redemption of Preferred Players coupons for cash, which are recognized as reductions of gaming revenues, partially offset by a $0.5 million decrease in average VLT gaming taxes. The decrease in gross terminal income was primarily attributable to the effects of new competition from the Meadows Racetrack and Casino as stated above. The average VLT gaming tax reduction relates to our policy for recognizing the State of West Virginia average VLT gaming tax retained from our gross terminal income. Our policy is to estimate net terminal income for the state fiscal year, calculate an estimated average VLT gaming tax rate based on this estimate, and use this rate to calculate the average VLT gaming tax. Net terminal income is gross terminal income less a 4.0% administrative fee withheld by the State of West Virginia. State VLT gaming rates are lower on net terminal income up to a predetermined threshold of $96.9 million and higher for income earned in excess. Our estimates for net terminal income are lower for the July 1, 2007 to June 30, 2008 state fiscal year compared to the prior year due primarily to increased competition as noted above. As a result, our estimated average VLT gaming tax rate was 47.7% for the nine-month period ended September 30, 2007, a decrease of 0.3% from 48.0% for the nine-month period ended October 1, 2006.

Pari-mutuel revenues were $5.4 million for the nine-month period ended September 30, 2007, a decrease of $0.2 million, or 2.0%, from $5.6 million for the nine-month period ended October 1, 2006. The decrease in pari-mutuel revenues was primarily due to a $0.1 million decrease in live greyhound racing revenues and a $0.1 million decrease in inter-track wagering revenues. The decrease in live racing revenues was primarily due to 21 fewer live greyhound racing events as a result of management’s decision to eliminate less profitable racing events on select days. The decrease in inter-track wagering revenues was due to reduced property visitations attributable to the effects of new competition from the Meadows Racetrack and Casino as stated above.

Food and beverage revenues were $5.5 million for the nine-month period ended September 30, 2007, a decrease of $0.4 million, or 5.5%, from $5.9 million for the nine-month period ended October 1, 2006. The decrease in food and beverage revenues was a result of fewer guest visitations attributable to the effects of new competition from the Meadows Racetrack and Casino as stated above.

Lodging revenues were $1.6 million for the nine-month period ended September 30, 2007, a decrease of $0.1 million, or 8.8%, from $1.7 million for the nine-month period ended October 1, 2006. The decrease in lodging revenues was primarily due to reduced hotel room inventory for sale as a result of an increase in complimentary rooms during peak weekend nights.

Other revenues were $2.2 million for the nine-month period ended September 30, 2007, an increase of $0.1 million, or 5.9%, from $2.1 million for the nine-month period ended October 1, 2006. The increase in other revenues was principally due to a $0.1 million increase in service fee revenues from automated teller machines resulting from a new service provider agreement with more favorable terms.

Purse expense was $13.8 million for the nine-month period ended September 30, 2007, a decrease of $1.4 million, or 9.4%, from $15.2 million for the nine-month period ended October 1, 2006. The $1.4 million decrease in purse expense was primarily attributable to an $18.8 million decrease in gross terminal income resulting in a decrease of $1.7 million in video lottery purse withholdings partially offset by a $0.3 million increase associated with an increase in the average video lottery purse withholding rate. The decrease in gross terminal income was primarily attributable to the effects of new competition from the Meadows Racetrack and Casino as stated above. The average video lottery purse withholding increase relates to our policy for recognizing the State of West Virginia video lottery terminal purse withholdings retained from our gross terminal income. Our policy is to estimate net terminal income for the state fiscal year, calculate an estimated average video lottery purse withholding rate based on this estimate, and use this rate to calculate a average video lottery purse withholdings. Net terminal income is gross terminal income less a 4.0% administrative fee withheld by the State of West Virginia. State video lottery terminal purse withholding rates are higher on net terminal income up to a predetermined threshold of $96.9 million and lower for income earned in excess. Our estimates for net terminal income are lower for the July 1, 2007 to June 30, 2008 state fiscal year compared to the prior year due primarily to increased competition as noted above. As a result, our estimated video lottery purse withholding rate was 9.3% for the nine-month period ended September 30, 2007, an increase of 0.3% from 9.0% for the nine-month period ended October 1, 2006.

Gaming expenses were $5.4 million for the nine-month period ended September 30, 2007, an increase of $0.8 million, or 17.1%, from $4.6 million for the nine-month period ended October 1, 2006. The increase in gaming expenses was primarily due to $1.3 million in pre-opening table gaming expenses. This increase was partially offset by a $0.4 million decrease in cage operations labor expense which was principally due to labor force reductions as a result of increased customer usage of the ticket-in ticket-out automated ticket redemption machines.

Pari-mutuel expenses were $2.9 million for the nine-month period ended September 30, 2007, a decrease of $0.1 million, or 3.2%, from $3.0 million for the nine-month period ended October 1, 2006. The decrease in pari-mutuel expenses was primarily due to decreased live operating expenses as a result of more effective cost controls and 21 fewer live greyhound racing performances.

Food and beverage expenses were $6.7 million for the nine-month period ended September 30, 2007, a decrease of $0.4 million, or 6.7%, from $7.1 million for the nine-month period ended October 1, 2006. The decrease in food and beverage expenses was due primarily to a $0.2 million decrease in payroll expenses, a $0.1 million decrease in employee-related expenses and a $1 million decrease in tax expenses. The decreases in food and beverage expenses was the result of less business volume due to the effects of new competition from the Meadows Racetrack and Casino as stated above.

Lodging expenses were $0.9 million for the nine-month period ended September 30, 2007 and were unchanged from the nine-month period ended October 1, 2006.

Other expenses were $0.3 million for the nine-month period ended September 30, 2007, a decrease of $0.1 million, or 18.7%, from $0.4 million for the nine-month period ended October 1, 2006. The decrease in other expenses was due primarily to lower retail and entertainment expenses.

Marketing and promotions expenses were $6.5 million for the nine-month period ended September 30, 2007, a decrease of $0.2 million, or 2.6%, from $6.7 million for the nine-month period ended October 1, 2006. The $0.2 million decrease in marketing and promotions expenses was primarily due to reduced direct mail promotions.

Facilities and maintenance expenses were $7.6 million for the nine-month period ended September 30, 2007, a decrease of $0.3 million, or 4.6%, from $7.9 million for the nine-month period ended October 1, 2006. The decrease in facilities and maintenance expenses was primarily attributable to a $0.1 million decrease in supplies expenses, a $0.1 million decrease in repairs and maintenance expenses, a $0.1 million decrease in utilities expense and a $0.1 million decrease in insurance expenses. The decreases in supplies and repairs and maintenance expenses were due primarily to recent capital improvements which reduced the respective supplies, repairs and maintenance requirements. The decrease in utilities expenses is due principally to more favorable gas rates and the decrease in insurance expenses is due primarily to reduced insurance premiums.

General and administrative expenses were $6.4 million for the nine-month period ended September 30, 2007, an increase of $1.8 million, or 40.1%, from $4.6 million for the nine-month period ended October 1, 2006. The increase in general and administrative expenses was primarily due to $1.4 million in campaign expenses related to the local table gaming referendum that voters authorized on June 9, 2007 and a $0.5 million increase in legal expenses primarily due to additional costs associated with a lawsuit that settled during the three-month period ended April 1, 2007. The lawsuit settlement was recorded in fiscal year 2006 and is disclosed in Note 9 to the audited financial statements included in the Annual Report on Form 10-K for fiscal year 2006.

There was no business interruption proceeds recorded during the nine-month period ended

September 30, 2007. Business interruption proceeds of $1.2 million were recorded in the nine-month period ended October 1, 2006. These business interruption proceeds relate to losses incurred during the September 2004 and January 2005 Ohio River floods as further described above.

Depreciation and amortization expenses for the nine-month period ended September 30, 2007 were $6.3 million, a decrease of $2.2 million, or 25.5%, from $8.5 million for the nine-month period ended October 1, 2006. The decrease in depreciation and amortization expense was primarily due to the full amortization of our $15.0 million non-compete agreement that we entered into with WHX Entertainment Corporation on December 19, 2001. WHX Entertainment Corporation formerly owned 50% of our common stock.

Interest expense, net of interest income, was $9.7 million for the nine-month period ended September 1, 2007, a decrease of $0.6 million, or 5.3%, from $10.3 million for the nine-month period ended October 1, 2006. The decrease in interest expense, net of interest income, was primarily due to a $0.3 million decrease in interest expense, administrative fees and commitment fees associated with our new revolving credit facility which is further described below, a $0.2 million increase in interest income due to higher average cash balances and a $0.1 million decrease in interest expense as a result of a reclassification of capital interest associated with the $7.5 million gaming floor expansion completed in June 2007.

There were no net casualty loss recoveries for the nine-month period ended September 30, 2007. Net casualty loss recoveries of $2.8 million were recorded for the nine-month period ended October 1, 2006. These casualty loss recoveries relate to losses incurred during the September 2004 and January 2005 Ohio River floods as further described above.

Other (expense) income, net was income of $14,000 during the nine-month period ended September 30, 2007 and expense of $114,000 during the nine-month period ended October 1, 2006. The decrease is primarily attributable to a loss on sale of equipment recorded during the nine-month period ended October 1, 2006 without a comparable loss in the nine-month period ended September 30, 2007.

An income tax benefit of $25.9 million was recorded for the nine-month period ended September 30, 2007 and an income tax expense of $9.0 million was recorded for the nine-month period ended October 1, 2006. We elected Qualified Subchapter S Subsidiary status for federal income tax purposes effective January 1, 2007. Accordingly, our income tax attributes pass through to the ultimate shareholders and our deferred income taxes at December 31, 2006 in the amount of $25.9 million were reversed and recognized as a component of income tax expense (benefit) during the nine-month period ended September 30, 2007. This event had no effect on our cash flows or cash balances. Income tax expense for the nine-month period ended October 1, 2006 was based on a 35% effective tax rate.

Liquidity and Capital Resources

As of September 30, 2007, we had cash and cash equivalents of $19.4 million. Our principal source of liquidity during the nine-month period ended September 30, 2007 and the nine-month period ended October 1, 2006 consisted of cash provided by operating activities.

The cash provided by operating activities for the nine-month period ended September 30, 2007 was $13.4 million, a $7.0 million decrease from $20.4 million for the nine-month period ended October 1, 2006. The decrease was primarily a result of a $23.6 million increase in net income which was offset by a $2.2 million decrease in depreciation and amortization, a $26.0 million decrease in deferred income taxes and a $2.4 million decrease due to changes in other balance sheet accounts as a result of payment and receipt timing variances. The decrease in depreciation and amortization expense was primarily due to the full amortization of our $15.0 million non-compete agreement with WHX in December 2006. The decrease in deferred income taxes is primarily attributable to the reversal and recognition of $25.9 million in deferred income taxes reflected on our balance sheet at December 31, 2006 to income tax expense (benefit) as a result of our Qualified Subchapter S Subsidiary election effective January 1, 2007. This event had no effect on our cash flows or cash balances. Additionally, depreciation and amortization expense is a non-cash charge that is added back to net income to arrive at cash provided by operating activities.

Cash used in investing activities for the nine-month period ended September 30, 2007 was $13.1 million, a $10.2 million increase from $2.9 million for the nine-month period ended October 1, 2006. The increase in cash used for investing activities was due primarily to higher capital expenditures associated with the $7.5 million gaming floor expansion completed in June 2007 and capital expenditures related to the commencement of table gaming operations.

There were no cash flows relating to financing activities during the nine-month period ended September 30, 2007, whereas $9.0 million was used in financing activities during the nine-month period ended October 1, 2006. The $9.0 million used in financing activities during the nine-month period ended October 1, 2006 was a result of $9.0 million in repayments under our revolving credit facility. During the nine-month period ended September 30, 2007, no repayments were made under our revolving credit facility as no amounts were outstanding.

As of September 30, 2007, we had no balance drawn against the revolving credit facility and the total commitment balance was $15.0 million. The revolving credit facility matured in April 2007 and a new revolving credit facility, maturing on April 30, 2008, was executed effective April 30, 2007. The new revolving credit facility commitment balance was reduced from $25.0 million to $15.0 million. All other terms are similar to the revolving credit facility that matured in April 2007.

We elected Qualified Subchapter S Subsidiary status for federal income tax purposes effective January 1, 2007. Accordingly, our income tax attributes pass through to the ultimate shareholders and deferred income taxes at December 31, 2006 were reversed and recognized as a component of income tax (benefit) expense during the nine-month period ended September 30, 2007. This event had no effect on our cash flows or cash balances.

Pursuant to our tax-sharing agreement with DNC, we intend to make periodic distributions to DNC in amounts approximating the tax obligation associated with our net income. During the nine-month period ended September 30, 2007, no tax distributions were made to DNC.

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

ITEM 1A.      Risk Factors

The risk factors included in our Annual Report on Form 10-K for fiscal year 2006 have not materially changed except as described below.

ITEM 2.               Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.               Defaults Upon Senior Securities

None.

ITEM 4.               Submission of Matters to a Vote of Security Holders

None.

ITEM 5.               Other Information

ITEM 6.               Exhibits

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

WHEELING ISLAND GAMING, INC.
(Registrant)

Date: November 13, 2007	By:	/s/ Phillip B. Simons
Phillip B. Simons
Vice President of Finance
(principal financial officer and chief
accounting officer)